Form 10QSB
period 1996-06-30
WEST TOWN BANCORP INC
filed 1996-07-30
CIK 926867

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                         ____________________________


                                  FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996


                               OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________  to  _________



                            WEST TOWN BANCORP, INC.
                            -----------------------
       (Exact name of small business issuer as specified in its charter)


     United States                                              36-3785272
     -------------                                            ---------------
(State or other jurisdiction                                  I.R.S. Employer
   of incorporation or                                        Identification
     organization)                                                Number



4852 WEST 30TH STREET, CICERO, ILLINOIS                           60804
- ---------------------------------------                        -----------
(Address of Principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:               (708) 652-2000
                                                             ---------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X      No
                        ---------    ---------

     Transitional Small Business Disclosure Format

                     Yes           No    X
                        --------     ---------


     As of July 29, 1996, the issuer had 230,818 shares of Common stock issued and outstanding; see accompanying notes.

                            WEST TOWN BANCORP, INC



Part I.   FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----


     Item 1.   Financial Statements
                 Consolidated Statements of Financial Condition
                 June 30, 1996 (unaudited) and
                 March 31, 1996
                                                                             3

                 Consolidated Statements of Income, Three
                 Months Ended June 30, 1996 and 1995
                 (unaudited)
                                                                             4

                 Consolidated Statements of Cash Flows, Three
                 Months Ended June 30, 1996 and 1995
                 (unaudited)
                                                                             5

                 Notes to Financial Statements
                                                                            6-8

     Item 2.   Management's Discussion and Analysis or Plan of
                 Operation
                                                                            9-10



Part II.   OTHER INFORMATION                                                11

           Signatures                                                       12

           Index to Exhibits                                                13

           Earnings per Share Analysis (Exhibit 11)                         14

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                Consolidated Statements of Financial Condition

                                                                    June 30,          March 31,
                                                                   ----------         ----------
                                                                      1996               1996
                                                                      ----               ----
Assets                                                            (unaudited)
- ------

Cash and amounts due from
  depository institutions                                       $    628,854             596,646
Interest-bearing deposits                                          6,983,474           6,717,247
                                                                   ---------          ----------
   Total cash and cash equivalents                                 7,612,328           7,313,893
U.S. Government and agency obligations
  (market value: June 30, 1996 - $1,074,000;
   March 31, 1996 - $1,079,000)                                    1,101,383           1,101,740
Mortgage-backed securities
  (market value: June 30, 1996 - $2,865,000;
   March 31, 1996 - $3,057,000)                                    2,930,397           3,086,260
Loans receivable (net of allowance for
  loan losses: June 30, 1996 - $33,520;
   March 31, 1996 - $29,869)                                      13,019,919          12,933,140
Foreclosed real estate                                               211,876             211,876
Stock in Federal Home Loan Bank of Chicago                           121,000             121,000
Accrued interest receivable                                          154,327             144,062
Office properties and equipment - net                                217,637             218,008
Prepaid expenses and other assets                                     53,094             145,537
                                                                  ----------          ----------

  Total assets                                                    25,421,961          25,275,516
                                                                  ==========          ==========


Liabilities and Stockholders's Equity
- -------------------------------------

Liabilities
- -----------

Deposits                                                          21,178,719          21,208,719
Advance payments by borrowers for taxes
  and insurance                                                      109,908              48,033
Other liabilities                                                    240,854             176,760
                                                                  ----------          ----------
  Total liabilities                                               21,529,481          21,433,512
                                                                  ----------          ----------

Stockholders' Equity
- --------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                         -                   -
Common stock, $.01 par value; authorized
  400,000 shares; 230,818 shares issued
  and outstanding at June 30, 1996 and March 31, 1996                  2,308               2,308
Additional paid-in capital                                         1,974,988           1,974,988
Retained earnings, substantially restricted                        2,104,994           2,063,536
Common stock acquired by Employee Stock Ownership Plan              (162,401)           (165,389)
Common stock awarded by Management Recognition Plan                  (27,409)            (33,439)
                                                                  ----------          ----------
  Total stockholders' equity                                       3,892,480           3,842,004
                                                                  ----------          ----------

  Total liabilities and stockholders' equity                    $ 25,421,961          25,275,516
                                                                  ==========          ==========





See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                       Consolidated Statements of Income

                                                                 Three Months Ended
                                                                      June 30,
                                                               -----------------------
                                                                   1996        1995
                                                                   ----        ----
                                                                     (unaudited)
Interest income:
  Loans                                                         $ 255,754      195,011
  Mortgage-backed securities                                       45,210       54,250
  Investment securities                                            14,908       16,895
  Interest-bearing deposits                                        98,132      117,231
  Dividends on FHLB stock                                           2,036        2,159
                                                                  -------      -------
     Total interest income                                        416,040      385,546
                                                                  -------      -------

Interest expense:
  Deposits                                                        224,065      185,849
                                                                  -------      -------

     Net interest income before provision
      for loan losses                                             191,975      199,697
Provision for loan losses                                           3,651        3,651
                                                                  -------      -------
     Net interest income after provision
      for loan losses                                             188,324      196,046
                                                                  -------      -------

Non-interest income:
  Loan fees and service charges                                     1,295        5,752
  Commission income                                                    53          232
  Deposit related fees and other income                             5,406        6,162
                                                                  -------      -------
     Total non-interest income                                      6,754       12,146
                                                                  -------      -------

Non-interest expense:
  Staffing costs                                                   67,572       68,490
  Advertising                                                       4,097        3,196
  Occupancy and equipment expenses                                 20,913       16,346
  Data processing                                                   8,367        9,078
  Federal deposit insurance premiums                               11,063       12,294
  Legal, audit, and examination services                            8,075        5,412
  Other                                                            11,833       16,164
                                                                  -------      -------
     Total non-interest expense                                   131,920      130,980
                                                                  -------      -------

Income before income taxes                                         63,158       77,212

Provision for income taxes                                         21,700       24,970
                                                                  -------      -------

     Net income                                                 $  41,458       52,242
                                                                  =======      =======


Earnings per share - primary                                        $ .19          .26
                                                                      ---          ---

Earnings per share - fully diluted                                  $ .19          .26
                                                                      ---          ---

Dividends declared per common share                                 $  -            -
                                                                      ---          ---



See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                     Consolidated Statements of Cash Flows

                                                                          Three Months Ended
                                                                               June 30,
                                                                          -----------------
                                                                          1996         1995
                                                                          ----         ----

                                                                             (unaudited)
Cash flows from operating activities:
  Net income                                                            $  41,458       52,242
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                                           5,946        5,650
     Amortization of cost of stock benefit plans                            9,018        2,718
     Amortization of investment premiums and discounts                        357          357
     Provision for loan losses                                              3,651        3,651
     Increase (decrease) in deferred income                                19,581       (2,460)
     Decrease in current and deferred income tax                           10,514       24,253
     Increase in accrued interest receivable                              (10,265)     (14,672)
     Increase (decrease) in accrued interest payable                       24,386      (17,227)
     Change in prepaid and accrued items, net                             121,637     (161,784)
                                                                      -----------    ---------

Net cash provided by (for) operating activities                           226,283     (107,272)
                                                                      -----------    ---------

Cash flows from investing activities:
     Proceeds from repayments of mortgage-backed
       securities                                                         155,863      152,598
     Disbursements for loans originated or purchased                     (589,790)    (793,222)
     Loan repayments                                                      479,779      590,206
     Property and equipment expenditures                                   (5,575)      (5,146)
                                                                      -----------    ---------

Net cash provided by (for) investing activities                            40,277      (55,564)
                                                                      -----------    ---------

Cash flows from financing activities:
     Deposit account receipts                                           2,304,766    1,817,570
     Deposit account withdrawals                                       (2,472,210)  (2,271,540)
     Interest credited to deposit accounts                                137,444      145,035
     Increase in advance payments by borrowers
       for taxes and insurance                                             61,875       70,371
                                                                      -----------    ---------

Net cash provided by (for) financing activities                            31,875     (238,564)
                                                                      -----------    ---------

Increase (decrease) in cash and cash equivalents                          298,435     (401,400)

Cash and cash equivalents at beginning of period                        7,313,893    8,368,148
                                                                      -----------    ---------

Cash and cash equivalents at end of period                            $ 7,612,328    7,966,748
                                                                      ===========    =========

Cash paid during the period for:
    Interest                                                          $   199,679      203,076
    Income taxes                                                           11,186          717
                                                                      ===========    =========




See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC
                               AND SUBSIDIARIES

                         Notes to Financial Statements


Note A -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month period ended June 30, 1996, are not necessarily indicative of the results which may be expected for the entire year.

Note B -  PRINCIPLES OF CONSOLIDATION
          ---------------------------

          The accompanying unaudited consolidated financial statements include the accounts of West Town Bancorp, Inc. (the "Company") and its wholly owned subsidiary West Town Savings Bank (the "Bank") and the Bank's wholly owned subsidiary West Town Insurance Agency, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note C -  PLAN OF CONVERSION
          ------------------

          In April 1995, the Bank's Board of Directors approved a Plan of Conversion, providing for the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank with the concurrent formation of a holding company. The Company issued 221,940 shares of $.01 par value common stock at $10.00 per share, for an aggregate purchase price of $2,219,400. The Conversion and sale of 221,940 shares of common stock of the Company was completed on March 1, 1996. Net proceeds to the Company, after conversion expenses, totaled approximately $1,889,000.

Note D -  EARNINGS PER SHARE
          ------------------

          Earnings per share for the period ended June 30, 1996 was determined by dividing net income for the period by the weighted average number of both primary and fully diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

- -----------------------------------------


Note E -  EFFECT OF NEW ACCOUNTING STANDARDS
          ----------------------------------

          ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," is effective for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. The Company adopted SFAS 121 effective April 1, 1996, resulting in no material impact on the Company's consolidated financial condition or results of operations.

          ACCOUNTING FOR MORTGAGE SERVICING RIGHTS. In May 1996, the FASB issued Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights." This statement amends Statement of Financial Accounting Standards No. 65 ("SFAS 65"), "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. SFAS 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 is effective for fiscal years beginning after December 15, 1995. The Bank adopted SFAS 122 effective April 1, 1996, resulting in no material effect on the Company's consolidated financial condition or results of operations.

          ACCOUNTING FOR STOCK-BASED COMPENSATION. In October, 1995 the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This statement establishes a value-based method of accounting for stock options which encourages employers to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation award would be shown as an expense on the income statement.

          SFAS 123 also permits entities to continue to use the intrinsic value method contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (the "APB Opinion No. 25 Method"), allowing them to continue to apply current accounting requirements, which generally result in no compensation cost for most fixed stock-option plans. If the intrinsic value method is retained, SFAS 123 requires significantly expanded disclosures, including disclosure of the pro forma amount of net income and earnings per share as if the fair value-based method were used to account for stock based compensation. SFAS 123 is effective for fiscal years beginning after December 15, 1995, however, employers will be required to include in that year's financial statements, information about options granted in 1995. The Company has determined that it will continue to apply the APB Opinion No. 25 method in preparing its consolidated financial statements.

          The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

- -----------------------------------------


Note F -  DISPARITY IN INSURANCE AND SPECIAL ASSESSMENT
          ---------------------------------------------

          Federal law requires that the Federal Deposit Insurance Corporation ("FDIC") maintain the reserve level of each of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. Reserves are funded through payments by insured institutions of insurance premiums. On November 14, 1995, due to the BIF reaching the required reserve level, the FDIC reduced the insurance premiums for members of BIF to a range of between 0.00% and 0.27% of deposits, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance, while maintaining the current range of between 0.23% and 0.31% of deposits for members of SAIF. The FDIC is required to set insurance premiums independently for members of BIF and SAIF.

          A disparity in insurance premiums between those required for SAIF members, such as the Bank, and BIF members could allow BIF members to attract and retain deposits at a lower effective cost than that of SAIF members. In the event BIF members in the Bank's market area, as a result of the reduction in insurance premiums, increase the interest rates paid on deposits, this could put competitive pressure on the Bank to raise the interest rates paid on deposits thus increasing its cost of funds and possibly reducing net interest income. An increase in interest expense would also impair the Bank's ability to maintain low operating costs. The resultant competitive disadvantage could result in the Bank losing deposits to BIF members who have a lower cost of funds and are therefore able to pay higher rates of interest on deposits. Although the Bank has other sources of funds, these other sources may have higher costs than those of deposits, resulting in lower net yields on loans originated using such funds. However, because of possible regulatory or policy changes, there can be no assurance that upon SAIF reaching the required level that its deposit insurance premiums for SAIF members will be reduced or, if reduced, to what extent such premiums will be reduced.

          Proposed federal legislation provides for a one-time assessment of .80% to .90% of insured deposits to be imposed on SAIF-insured deposits, and for BIF deposit insurance premiums to be used to pay the Financing Corporation bond interest on a pro rata basis based on bank and thrift deposits. If a requirement were implemented for the Bank to pay a one-time assessment equal to .85% of insured deposits as of March 31, 1995 (as proposed), the amount of such assessment would be approximately $166,000. This legislation is expected to result in the parity of SAIF and BIF premiums.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSIONS AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition
- -------------------

     The assets of West Town Bancorp, Inc. (the "Company") increased approximately $146,000, or .58%, for the three month period ended June 30, 1996. This increase was primarily the result of net income of $41,000 and an increase in escrow deposits of $62,000, partially offset by a decrease in savings deposits held by West Town Savings Bank (the "Bank").

     Net loans receivable increased $87,000, or .67% for the three months ended June 30, 1996. During that period, the Bank originated or purchased approximately $590,000 in loans which exceeded loan repayments of $480,000.

     The Bank experienced a decrease in savings deposits for the three month period ended June 30, 1996 of approximately $30,000, or .14%. It is management's belief that part of the deposit activity for the three months ended June 30, 1996 can be attributed to depositors seeking investments with higher returns in alternative financial products.

     Stockholders' equity increased approximately $50,000, or 1.31%, for the three month period ended June 30, 1996, primarily as the result of net income for the period of $41,000 and amortization of the cost of the stock benefit plans totaling approximately $9,000.

Analysis of Operations
- ----------------------

     Net income for the three months ended June 30, 1996 was $41,000 as compared to $52,000 for the same period in 1995. This decrease was the result of a decrease in net interest income of $8,000, a decrease in non-interest income of $5,000, and a $1,000 increase in non-interest expense, partially offset by a $3,000 decrease in the provision for income taxes, resulting from lower net income before income taxes.

     Interest income increased $30,000 for the three month period ended June 30, 1996 as compared to the three months ended June 30, 1995. This was primarily a result of an increase of $2.3 million in the average balance of interest-earning assets for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, partially offset by a decline in the yield on average interest-earning assets from 7.07% to 6.92% for the three months ended June 30, 1995 and 1996, respectively.

     Interest expense totaled approximately $224,000 for the three months ended June 30, 1996 as compared to $186,000 for the three months ended June 30, 1995. The increase in interest expense was the result of an increase in the yield on average interest-bearing liabilities from 3.84% to 4.23% and an increase of $1.8 million in the average balance of interest-bearing liabilities for the three month period ended June 30, 1996 as compared to the same period in 1995.

     The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $3,651 were made for the three month periods ended June 30, 1996 and 1995, respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

     Non-interest income decreased $5,000 for the three month period ended June 30, 1996 compared to the same period in 1995. This decrease was primarily the result of decreases in loan related fees and deposit related fees.

- ----------------------------------

     Non-interest expense for the three months ended June 30, 1996 increased approximately $1,000, or .72%, from the same three month period in 1995. This increase was primarily the result of an increase in professional fees due in part to the Company's operation as a publicly owned company, and equipment expenses, offset by decreases in other expenses.

     The provision for federal and state income taxes decreased $3,000 as a result of a decrease in earnings before income taxes for the current three month period.

Liquidity and Capital Resources
- -------------------------------

     At June 30, 1996, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 32.04% and a short-term liquid assets ratio of 25.79%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At June 30, 1996, the Bank had no outstanding commitments to fund loans, and no outstanding commitments to purchase mortgage-backed securities or other investment securities.

     The Bank was in compliance with regulatory capital requirements at June 30, 1996. Capital requirements, ratios, and balances are as follows:

                                  Percent of
                        Amount   Assets (2)  Requirement  Excess
                        ------   -----------------------  ------
                                (Dollars in thousands)
Regulatory Capital
  Ratios at
  June 30, 1996: (1)

 Core.................   $2,888     11.75%     $737     $2,151
 Risk-based...........    2,922     30.39       769      2,153
- -----------------

(1) Current capital requirements as of June 30, 1996 consist of a core capital ratio of 3.00% and a risk-based capital ratio of 8.00%.

(2) Core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

                          PART II - OTHER INFORMATION

                            WEST TOWN BANCORP INC.
                               AND SUBSIDIARIES

Item 1.   LEGAL PROCEEDINGS
          -----------------

          From time to time, the Company and Bank are parties to legal proceedings in the ordinary course of business, wherein they enforce their security interest. The Company and Bank are not engaged in any legal proceedings of a material nature at the present time.

Item 2.   CHANGES IN SECURITIES
          ---------------------

          Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Not applicable

Item 5.   OTHER INFORMATION
          -----------------

          Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) Computation of earnings per share (Exhibit 11 filed herewith)

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            WEST TOWN BANCORP, INC.
                            -----------------------
                                  Registrant



DATE: July 29, 1996

/s/ Dennis B. Kosobucki
- --------------------------------------
                              Dennis B. Kosobucki
                              Chairman of the Board,
                              President and Chief Executive Officer
                              (Duly Authorized Representative and
                              Principal Executive Officer)



/s/ Jeffrey P. Kosobucki
- --------------------------------------
                              Jeffrey P. Kosobucki
                              Vice President and Chief Financial Officer
                              (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.                                                           Page No.
- -----------                                                           --------


  11    State re: Computation of Per Share Earnings                     14

                                  EXHIBIT 11
             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE


                                                            Quarter Ended
                                                            June 30, 1996
                                                            -------------

Net Income                                                     $ 41,458
                                                                =======
Weighted average shares outstanding                             230,818

Reduction for common shares not yet released by
  Employee Stock Ownership Plan                                  16,390

Common stock equivalents due to dilutive
   effect of stock options                                         *
                                                                -------
Total weighted average common shares and
  equivalents outstanding for primary computation               214,428
                                                                =======

Primary earnings per share                                     $    .19
                                                                =======
Total weighted average common shares and
  equivalents outstanding for primary computation               214,428

Additional dilutive shares using the end
  of period market value versus the average
  market value when applying the treasury
  stock method                                                    **
                                                                -------

Total weighted average common shares and
  equivalents outstanding for fully diluted
  computation                                                   214,428
                                                                =======

Fully diluted earnings per share                               $    .19
                                                                =======


* Note: The market value of the stock at June 30, 1996 was $10.00, the same as the stock option exercise price; therefore no common stock equivalents are computed.

**   Note: If average share price is greater than ending price, use average price for both primary and fully diluted calculation. This adjustment does not apply because the average price and the ending price at June 30, 1996 were the same as the stock option exercise price of $10.00 per share.