Form 10QSB
period 1996-09-30
WEST TOWN BANCORP INC
filed 1996-11-08
CIK 926867

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ____________________________


                                  FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996


                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________  to  _________



                            WEST TOWN BANCORP, INC.
                            -----------------------
       (Exact name of small business issuer as specified in its charter)


      United States                                  36-3785272
      -------------                               ---------------
(State or other jurisdiction                      I.R.S. Employer
   of incorporation or                            Identification
     organization)                                    Number



4852 WEST 30TH STREET, CICERO, ILLINOIS                 60804
---------------------------------------               ----------
(Address of Principal executive offices)              (Zip Code)

Issuer's telephone number, including area code:    (708) 652-2000
                                                   --------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X      No
                         ---------    ---------

     Transitional Small Business Disclosure Format

                      Yes           No    X
                         ---------    ---------


     As of November 8, 1996, the issuer had 231,928 shares of Common stock issued and outstanding; see accompanying notes.

                            WEST TOWN BANCORP, INC.



Part I.   FINANCIAL INFORMATION                                   PAGE
                                                                  ----


Item 1.   Financial Statements
            Consolidated Statements of Financial Condition
            September 30, 1996 (unaudited) and
            March 31, 1996                                           3

            Consolidated Statements of Income, Three
            And Six Months Ended September 30, 1996 and 1995
            (unaudited)                                              4

            Consolidated Statements of Cash Flows, Six
            Months Ended September 30, 1996 and 1995
            (unaudited)                                              5

            Notes to Financial Statements                           4-8

Item 2.   Management's Discussion and Analysis or Plan of
            Operation                                               9-11


Part II.  OTHER INFORMATION                                         12

          Signatures                                                13

          Index to Exhibits                                         14

          Earnings Per Share Analysis (Exhibit 11)                  15

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                Consolidated Statements of Financial Condition



                                                           September 30,   March 31,
                                                           -------------   ---------
                                                               1996          1996
                                                           -------------   ---------
Assets                                                      (unaudited)
------
Cash and amounts due from
  depository institutions                                  $   715,081     596,646
Interest-bearing deposits                                    6,586,255   6,717,247
                                                           -----------  ----------
   Total cash and cash equivalents                           7,301,336   7,313,893
U.S. Government and agency obligations
  (fair value: September 30, 1996 - $1,079,000;
   March 31, 1996-$1,079,000)                                1,101,027   1,101,740
Mortgage-backed securities
  (fair value: September 30, 1996 - $2,700,000;
   March 31, 1996-$3,057,000)                                2,751,840   3,086,260
Loans receivable (net of allowance for
  loan losses: September 30, 1996 - $37,171;
   March 31, 1996 - $29,869)                                13,612,845  12,933,140
Foreclosed real estate                                            -        211,876
Stock in Federal Home Loan Bank of Chicago                     121,000     121,000
Accrued interest receivable                                    118,696     144,062
Office properties and equipment - net                          211,550     218,008
Prepaid expenses and other assets                              142,560     145,537
                                                           -----------  ----------

  Total assets                                              25,360,854  25,275,516
                                                           ===========  ==========


Liabilities and Stockholders's Equity
-------------------------------------

Liabilities
-----------

Deposits                                                    21,129,206  21,208,719
Advance payments by borrowers for taxes
  and insurance                                                 23,172      48,033
Other liabilities                                              353,752     176,760
                                                           -----------  ----------
  Total liabilities                                         21,506,130  21,433,512
                                                           -----------  ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                -           -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued
  and outstanding at September 30, 1996;
  230,818 shares issued and outstanding
  at March 31, 1996                                              2,319       2,308
Additional paid-in capital                                   1,986,077   1,974,988
Retained earnings, substantially restricted                  2,047,049   2,063,536
Common stock acquired by Employee Stock Ownership Plan        (159,342)   (165,389)
Common stock acquired by Management Recognition Plan           (21,379)    (33,439)
                                                           -----------  ----------
  Total stockholders' equity                                 3,854,724   3,842,004
                                                           -----------  ----------

 Total liabilities and stockholders' equity                $25,360,854  25,275,516
                                                           ===========  ==========


See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                       Consolidated Statements of Income

                                           Three Months Ended      Six Months Ended
                                              September 30,          September 30,
                                           -------------------    -------------------
                                            1996         1995      1996         1995
                                           -------      ------    ------       ------
                                               (unaudited)            (unaudited)
Interest income:
  Loans                                   $255,220      196,937   510,974      391,948
  Mortgage-backed securities                44,424       53,616    89,634      107,866
  Investment securities                     14,643       17,124    29,551       34,019
  Interest-bearing deposits                 92,167      115,397   190,299      232,628
  Dividends on FHLB stock                    2,059        2,268     4,095        4,427
                                          --------      -------   -------      -------
    Total interest income                  408,513      385,342   824,553      770,888
                                          --------      -------   -------      -------

Interest expense:
  Deposits                                 226,068      194,270   450,133      380,119
                                          --------      -------   -------      -------

     Net interest income before
       provision for loan losses           182,445      191,072   374,420      390,769
Provision for loan losses                    3,651        3,651     7,302        7,302
                                          --------      -------   -------      -------
     Net interest income after
      provision for loan losses            178,794      187,421   367,118      383,467
                                          --------      -------   -------      -------

Non-interest income:
  Loan fees and service charges                449        4,193     1,744        9,945
  Loss on sale of real estate owned         (5,282)        -       (5,282)        -
  Commission income                            115          220       168          452
  Deposit related fees and other income      5,870        6,374    11,276       12,536
                                          --------      -------   -------      -------
     Total non-interest income               1,152       10,787     7,906       22,933
                                          --------      -------   -------      -------

Non-interest expense:
  Staffing costs                            75,239      100,976   142,811      169,466
  Advertising                                2,049        1,958     6,146        5,154
  Occupancy and equipment expense           23,806       17,485    44,719       33,831
  Data processing                            8,238        7,793    16,605       16,871
  Federal deposit insurance premiums       139,720       11,166   150,783       23,460
  Legal, audit and examination services     10,378       14,359    18,453       19,771
  Other                                     12,906       15,908    24,739       32,072
                                          --------      -------   -------      -------
     Total non-interest expense            272,336      169,645   404,256      300,625
                                          --------      -------   -------      -------

Income (loss) before income taxes          (92,390)      28,563   (29,232)     105,775

Provision for (benefit from)
  income taxes                             (34,445)      12,062   (12,745)      37,032
                                          --------      -------   -------      -------

    Net income (loss)                     $(57,945)      16,501   (16,487)      68,743
                                          ========      =======   =======      =======


Earnings (loss) per share
  - primary                               $   (.27)        0.08      (.08)        0.33
                                              ----         ----      ----         ----
Earnings (loss) per share
  - fully diluted                         $   (.27)        0.08      (.08)        0.33
                                              ----         ----      ----         ----


Dividends declared per common share       $    -            -         -            -
                                              ----         ----      ----         ----

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                     Consolidated Statements of Cash Flows



                                                             Six Months Ended
                                                                September 30,
                                                             -----------------
                                                             1996        1995
                                                             ----        ----
                                                                (unaudited)
Cash flows from operating activities:

  Net income (loss)                                      $  (16,487)     68,743
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                            12,033      11,463
     Amortization of cost of stock benefit plans             18,107      41,027
     Loss on sale of real estate owned                        5,282        -
     Amortization of investment premiums and discounts          713         713
     Provision for loan losses                                7,302       7,302
     Increase (decrease) in deferred income                  26,454      (4,013)
     Increase (decrease) in current and deferred income tax (63,564)     35,815
     (Increase) decrease in accrued interest receivable      25,366     (22,464)
     Increase (decrease) in accrued interest payable         72,395     (17,377)
     Change in prepaid and accrued items, net               171,138       8,919
                                                         ----------   ---------

Net cash provided by operating activities                   258,739     130,128
                                                         ----------   ---------

Cash flows from investing activities:
     Proceeds from repayments of mortgage-backed
       securities                                           334,420     249,580
     Disbursements for loans originated or purchased     (1,661,182) (1,327,522)
     Loan repayments                                        947,721   1,101,186
     Proceeds from sale of real estate owned                207,504        -
     Property and equipment expenditures                     (5,575)     (6,124)
     Real estate owned expenditures                            (910)     (6,000)
                                                         ----------   ---------

Net cash provided by (for) investing activities            (178,022)     11,120
                                                         ----------   ---------

Cash flows from financing activities:
     Deposit account receipts                             3,878,923   3,550,501
     Deposit account withdrawals                         (4,234,045) (4,459,421)
     Interest credited to deposit accounts                  275,609     296,878
     Increase (decrease) in advance payments by borrowers
       for taxes and insurance                              (24,861)    103,149
     Proceeds from exercise of stock options                 11,100        -
                                                         ----------   ---------

Net cash provided for financing activities                  (93,274)   (508,893)
                                                         ----------   ---------

Decrease in cash and cash equivalents                       (12,557)   (367,645)

Cash and cash equivalents at beginning of period          7,313,893   8,368,148
                                                         ----------   ---------

Cash and cash equivalents at end of period               $7,301,336   8,000,503
                                                         ==========   =========

Cash paid during the period for:
    Interest                                             $  377,738     397,496
    Income taxes                                             50,819       1,217
                                                         ==========   =========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES

                         Notes to Financial Statements


Note A -  BASIS OF PRESENTATION
          ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six month periods ended September 30, 1996, are not necessarily indicative of the results which may be expected for the entire year.

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

Note C -  PLAN OF CONVERSION
          ------------------

In April 1995, the Bank's Board of Directors approved a Plan of Conversion, providing for the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank with the concurrent formation of a holding company. The Company issued 221,940 shares of $.01 par value common stock at $10.00 per share, for an aggregate purchase price of $2,219,400. The Conversion and sale of 221,940 shares of common stock of the Company was completed on March 1, 1995. Net proceeds to the Company, after conversion expenses, totaled approximately $1,889,000.

Note D -  EARNINGS PER SHARE
          ------------------

Earnings per share for the periods ended September 30, 1996 and 1995 was determined by dividing net income for the period by the weighted average number of both primary and fully diluted shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

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

ACCOUNTING FOR MORTGAGE SERVICING RIGHTS. In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights." This statement amends Statement of Financial Accounting Standards No. 65 ("SFAS 65"), "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. SFAS 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 is effective for fiscal years beginning after December 15, 1995. The Bank adopted SFAS 122 effective April 1, 1996, resulting in no material effect on the Company's consolidated financial condition or results of operations.

ACCOUNTING FOR STOCK-BASED COMPENSATION. In October 1995 the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This statement establishes a value-based method of accounting for stock options which encourages employers to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation award would be shown as an expense on the income statement.

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

-----------------------------------------

Note E -  EFFECT OF NEW ACCOUNTING STANDARDS (CONTINUED)
          ----------------------------------------------

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In June 1996, the FASB issued SFAS No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company does not anticipate that this pronouncement will have a significant impact on its consolidated financial condition or results of operations.

          The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities.
It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

Note F -  DISPARITY IN INSURANCE AND SPECIAL ASSESSMENT
          ---------------------------------------------

The deposits of savings associations, such as West Town Savings, are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996.

The legislation requires a special one-time assessment of approximately 65.7 cents per $100 of SAIF insured deposits held by the Bank at March 31, 1995. The one-time special assessment has resulted in an after-tax charge to earnings of approximately $81,000 during the quarter ended September 30, 1996. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning October 1, 1996. As of such date, deposit insurance premiums for highly rated institutions, such as the Bank, have been substantially reduced.

The Bank, however, will continue to be subject to an assessment to fund repayment of the FICO obligations. It is anticipated that the FICO assessment for SAIF insured institutions will be 6.4 cents per $100 of deposits while BIF insured institutions will pay 1.3 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions. Accordingly, as a result of the reduction of the SAIF assessment and the resulting FICO assessment, the annual after-tax decrease in assessment costs is expected to be approximately $18,000 based upon a September 30, 1996 assessment base.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSIONS AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

    The assets of West Town Bancorp, Inc. (the "Company") increased approximately $85,000, or .33%, for the six month period ended September 30, 1996. This increase was primarily the result of an increase in mortgage loans receivable held by West Town Savings Bank (the "Bank"), which was primarily funded by principal repayments on mortgage-backed securities.

    Net loans receivable increased $680,000, or 5.26%, for the six months ended September 30, 1996. During that period, the Bank originated or purchased approximately $1,661,000 in loans which exceeded repayments of $948,000 during the same period.

    The Bank experienced a decrease in savings deposits for the six month period of approximately $80,000, or .38%. It is management's belief that part of the deposit activity for the six months ended September 30, 1996 can be attributed to depositors seeking investments with higher returns in alternative financial products.

    Stockholders' equity increased approximately $13,000, or .34%, for the six month period ended September 30, 1996. This increase was primarily the result of proceeds from the exercise of stock options of $11,000, and amortization of the cost of the Company's stock benefit plans of $18,000, partially offset by the net loss for the six months of $16,000.

Analysis of Operations
----------------------

    A net loss of $58,000 was recognized for the three months ended September 30, 1996 as compared to net income of $17,000 for the same period in 1995. This $75,000 decrease in net income was due primarily to a decrease in net interest income of $9,000, a decrease in non-interest income of $10,000, an increase in non-interest expense of $102,000, partially offset by a decrease in income taxes of $46,000. The Company 's net loss for the six months ended September 30, 1996 was $16,000 as compared to net income of $69,000 for the six months ended September 30, 1995. This $85,000 decrease in net income was due primarily to a $16,000 decrease in net interest income, a $15,000 decrease in non-interest income, a $104,000 increase in non-interest expense, partially offset by a $50,000 decrease in income taxes.

    Interest income increased by $23,000 and $54,000 for the three and six month periods ended September 30, 1996, respectively, as compared to the three and six month periods ended September 30, 1995. This was primarily a result of an increase in the average balances of interest-earning assets, offset by a decrease in the average yield on those assets. The average balances of those assets increased from approximately $21.6 million to $24.2 million for the three months ended September 30, 1995 and 1996, respectively, and from $21.7 million to $24.1 million for the six months ended September 30, 1995 and 1996, respectively. These increases were partially offset by a decrease in the average yield on average interest-earning assets from 7.14% and 7.09% for the three and six months ended September 30, 1995 to 6.76% and 6.84% for the three and six months ended September 30, 1996.

----------------------------------

    Interest expense increased from $194,000 to $226,000 for the three months ended September 30, 1995 compared to the same period in 1996. For the six months ended September 30, 1995 interest expense was $380,000 as compared to $450,000 for the same six months in 1996. These increases were attributable to increases in the average balances of interest-bearing liabilities and increases in the yield on those liabilities. The average balances increased approximately $2.1 million and $2.0 million for the three and six months ended September 30, 1996 as compared to the average balances at September 30, 1995, respectively. The yield on average interest-bearing liabilities increased from 4.08% and 3.96% for the three and six months ended September 30, 1995 to 4.27% and 4.25% for the three and six months ended September 30, 1996.

    The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $3,651 were made for the three month periods ended September 30, 1996 and 1995 respectively, and provisions of $7,302 were made for the six month periods ended September 30, 1996 and 1995 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

    Non-interest income decreased by $10,000 for the three months ended September 30, 1996 as compared to the same period in 1995. Non-interest income decreased by $15,000 for the six months ended September 30, 1996 as compared to the same period in 1995. These decreases were primarily attributable to a $5,000 loss recognized on the sale of foreclosed real estate and a decrease in loan related fee income.

    Non-interest expense increased from $170,000 to $272,000 from the three months ended September 30, 1995 to the three months ended September 30, 1996. Non-interest expense increased from $301,000 to $404,000 from the six months ended September 30, 1995 to the six months ended September 30, 1996. The increase was primarily the result of a $128,000 charge, reflected in the 1996 periods, for the estimated amount of the special insurance assessment adopted by the FDIC to recapitalize the Savings Association Insurance Fund. Occupancy expenses increased in the 1996 periods as compared to the same periods in 1995. These increases were partially offset by declines in other expense categories, primarily staffing costs.

    The provision for income taxes decreased $46,000 and $50,000 for the three and six months ended September 30, 1996, respectively, as compared to the same periods in 1995. These decreases were attributable to pre-tax losses in the 1996 periods as compared to pre-tax income in the 1995 periods.

Liquidity and Capital Resources
-------------------------------

     At September 30, 1996, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 30.67% and a short-term liquid assets ratio of 25.20%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At September 30, 1996, the Bank had no outstanding commitments to fund loans, and no outstanding commitments to purchase mortgage-backed securities or other investment securities.

     The Bank was in compliance with regulatory capital requirements at September 30, 1996. Capital requirements, ratios, and balances are as follows:


                                       Percent of
                              Amount   Assets (2)  Requirement  Excess
                              ------   ----------  -----------  ------
                                       (Dollars in thousands)
Regulatory Capital
  Ratios at
  September 30, 1996: (1)

 Core......................   $2,824     11.53%       $735      $2,089
 Risk-based................    2,861     29.77         769       2,092
-----------------

(1) Current capital requirements as of September 30, 1996 consist of a core capital ratio of 3.00% and a risk-based capital ratio of 8.00%.

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

          Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          (a) The Annual Meeting of Stockholders (the "Meeting") of West Town Bancorp, Inc. was held July 10, 1996 at 1:00 PM at the Company's offices located at 4852 West 30th Street, Cicero, Illinois.

          (b) Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities and Exchange Act; there was no solicitation in opposition and all nominees were elected.

          (c)  The following are the results of each matter voted upon at the
               Meeting:


               (i)  The election of Directors:

                                          For      Withheld
                                          ---      --------
                    James J. Kemp, Jr.  181,823      4,000


               (ii) The ratification of the appointment of Cobitz, VandenBerg &
                    Fennessy as auditors for the Company for the fiscal year ended March 31, 1997:

                    Votes For:          176,698
                                        -------
                    Votes Against:        4,000
                                        -------
                    Abstentions:          5,125
                                        -------

Item 5.   OTHER INFORMATION
          -----------------

          Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Computation of earnings per share (Exhibit 11 filed herewith)

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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


                            WEST TOWN BANCORP, INC.
                            -----------------------
                                   Registrant



DATE:  November 8, 1996

BY:     /s/ Dennis B. Kosobucki
   --------------------------------------
    Dennis B. Kosobucki
    Chairman of the Board,
    President and Chief Executive Officer
    (Duly Authorized Representative and
    Principal Executive Officer)



BY:     /s/ Jeffrey P. Kosobucki
   ----------------------------------------
    Jeffrey P. Kosobucki
    Vice President and Chief Financial Officer
    (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.                                                                PAGE
-----------                                                                ----

 11       Statement regarding Computation of Earnings Per Share            15
