Form 10QSB
period 1996-12-31
WEST TOWN BANCORP INC
filed 1997-02-10
CIK 926867

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                         ____________________________


                                  FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996


                           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to
                                   ---------      ---------


                            WEST TOWN BANCORP, INC.
                            -----------------------
       (Exact name of small business issuer as specified in its charter)


       United States                                  36-3785272
       -------------                                ---------------
(State or other jurisdiction                       I.R.S. Employer
    of incorporation or                             Identification
      organization)                                     Number



4852 WEST 30TH STREET, CICERO, ILLINOIS               60650-3699
---------------------------------------              -----------
(Address of Principal executive offices)              (Zip Code)

Issuer's telephone number, including area code:    (708) 652-2000
                                                   --------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X      No
                       ---------    ---------

     Transitional Small Business Disclosure Format

                    Yes           No    X
                       ---------    ---------


     As of February 7, 1997, the issuer had 231,928 shares of Common stock issued and outstanding; see accompanying notes.

                            WEST TOWN BANCORP, INC.



Part I.    FINANCIAL INFORMATION                                    PAGE
                                                                    ----


     Item 1.  Financial Statements
               Consolidated Statements of Financial Condition
               December 31, 1996 (unaudited) and
               March 31, 1996                                            3

               Consolidated Statements of Income, Three
               And Nine Months Ended December 31, 1996 and 1995
               (unaudited)                                               4

               Consolidated Statements of Cash Flows, Nine
               Months Ended December 31, 1996 and 1995
               (unaudited)                                               5

               Notes to Financial Statements                           6-8

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation                                               9-11



Part II.  OTHER INFORMATION                                             12

          Signatures                                                    13

          Index to Exhibits                                             14

          Earnings Per Share Analysis(Exhibit 11)                       15

                            WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                 Consolidated Statements of Financial Condition

                                                            December 31,  March 31,
                                                              1996          1996
                                                          -------------  -----------
Assets                                                      (unaudited)
------

Cash and amounts due from
  depository institutions                                  $   725,873      596,646
Interest-bearing deposits                                    6,110,491    6,717,247
                                                            ----------   ----------
   Total cash and cash equivalents                           6,836,364    7,313,893
U.S. Government and agency obligations
  (fair value: December 31, 1996 - $1,088,000;
   March 31, 1996 - $1,079,000)                              1,100,671    1,101,740
Mortgage-backed securities
  (fair value: December 31, 1996 - $2,630,000;
   March 31, 1996 - $3,057,000)                              2,638,719    3,086,260
Loans receivable (net of allowance for
  loan losses: December 31, 1996 - $38,671;
   March 31, 1996 - $29,869)                                15,327,901   12,933,140
Foreclosed real estate                                               -      211,876
Stock in Federal Home Loan Bank of Chicago                     121,000      121,000
Accrued interest receivable                                    121,391      144,062
Office properties and equipment - net                          205,681      218,008
Prepaid expenses and other assets                              306,865      145,537
                                                            ----------   ----------
  Total assets                                              26,658,592   25,275,516
                                                            ==========   ==========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                    22,433,575   21,208,719
Advance payments by borrowers for taxes
  and insurance                                                 85,151       48,033
Other liabilities                                              227,089      176,760
                                                            ----------   ----------
  Total liabilities                                         22,745,815   21,433,512
                                                            ----------   ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                   -            -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued
  and outstanding at December 31, 1996;
  230,818 shares issued and outstanding
  at March 31, 1996                                              2,319        2,308
Additional paid-in capital                                   1,986,077    1,974,988
Retained earnings, substantially restricted                  2,095,939    2,063,536
Common stock acquired by Employee Stock Ownership Plan        (156,209)    (165,389)
Common stock acquired by Management Recognition Plan           (15,349)     (33,439)
                                                            ----------   ----------
  Total stockholders' equity                                 3,912,777    3,842,004
                                                            ----------   ----------
   Total liabilities and stockholders' equity              $26,658,592   25,275,516
                                                            ==========   ==========




See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                       Consolidated Statements of Income

                                           Three Months Ended    Nine Months Ended
                                              December 31,         December 31,
                                           ------------------  ---------------------
                                             1996      1995       1996       1995
                                           ---------  -------  ----------  ---------
                                              (unaudited)           (unaudited)
Interest income:
  Loans                                     $277,908  194,271    788,882     586,219
  Mortgage-backed securities                  40,060   50,332    129,694     158,198
  Investment securities                       14,672   17,344     44,223      51,363
  Interest-bearing deposits                   93,459  111,757    283,758     344,385
  Dividends on FHLB stock                      2,010    2,352      6,105       6,779
                                            --------  -------  ---------   ---------
    Total interest income                    428,109  376,056  1,252,662   1,146,944
                                            --------  -------  ---------   ---------

Interest expense:
  Deposits                                   238,581  191,502    688,714     571,621
                                            --------  -------  ---------   ---------

     Net interest income before
       provision for loan losses             189,528  184,554    563,948     575,323
Provision for loan losses                      1,500    3,651      8,802      10,953
                                            --------  -------  ---------   ---------
     Net interest income after
      provision for loan losses              188,028  180,903    555,146     564,370
                                            --------  -------  ---------   ---------

Non-interest income:
  Loan fees and service charges                3,578    5,929      5,322      15,874
  Loss on sale of real estate owned                -        -     (5,282)          -
  Commission income                               20      116        188         568
  Deposit related fees and other income        5,891    5,342     17,167      17,878
                                            --------  -------  ---------   ---------
     Total non-interest income                 9,489   11,387     17,395      34,320
                                            --------  -------  ---------   ---------

Non-interest expense:
  Staffing costs                              72,991   81,301    215,802     250,767
  Advertising                                  3,627    2,835      9,773       7,989
  Occupancy and equipment expense             21,979   19,404     66,698      53,235
  Data processing                              8,053    8,738     24,658      25,609
  Federal deposit insurance premiums               -   11,014    150,622      34,474
  Legal, audit and examination
   services                                   11,244    6,212     29,697      25,983
  Other                                        9,313   14,923     34,213      46,995
                                            --------  -------  ---------   ---------
     Total non-interest expense              127,207  144,427    531,463     445,052
                                            --------  -------  ---------   ---------

Income before income taxes                    70,310   47,863     41,078     153,638

Provision for income taxes                    21,420   15,945      8,675      52,977
                                            --------  -------  ---------   ---------
    Net income                              $ 48,890   31,918     32,403     100,661
                                            ========  =======  =========   =========

Earnings per share - primary                $    .23      .15        .15         .48
                                            --------  -------  ---------   ---------
Earnings per share - fully diluted          $    .23      .15        .15         .48
                                            --------  -------  ---------   ---------

Dividends declared per common share         $    -        -          -           -
                                            --------  -------  ---------   ---------

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                      Consolidated Statement of Cash Flows



Cash flows from operating activities:

                                                                   Nine Months Ended
                                                                       December 31,
                                                               -------------------------
                                                                  1996           1995
                                                                  ----           ----
                                                                      (unaudited)
  Net income                                                    $    32,403      100,661
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                                    18,164       17,276
     Amortization of cost of stock benefit plans                     27,270       58,907
     Loss on sale real estate owned                                   5,282            -
     Amortization of investment premiums and discounts                1,069        1,069
     Provision for loan losses                                        8,802       10,953
     Increase (decrease) in deferred income                          27,510      (11,853)
     Increase (decrease) in current and deferred income tax         (42,344)      35,181
     (Increase) decrease in accrued interest receivable              22,671      (44,088)
     Increase (decrease) in accrued interest payable                 75,536       (7,907)
     Change in prepaid and accrued items, net                      (144,191)    (101,994)
                                                                -----------   ----------

Net cash provided by operating activities                            32,172       58,205
                                                                -----------   ----------

Cash flows from investing activities:
     Proceeds from repayments of mortgage-backed
       securities                                                   447,541      410,122
     Disbursements for loans originated or purchased             (3,822,823)  (1,445,522)
     Loan repayments                                              1,391,750    1,587,506
     Proceeds from sale of real estate owned                        207,504            -
     Property and equipment expenditures                             (5,837)      (6,124)
     Real estate owned expenditures                                    (910)      (2,876)
                                                                -----------   ----------

Net cash provided by (for) investing activities                  (1,782,775)     543,106
                                                                -----------   ----------

Cash flows from financing activities:
     Deposit account receipts                                     7,143,597    5,879,969
     Deposit account withdrawals                                 (6,334,344)  (6,512,201)
     Interest credited to deposit accounts                          415,603      441,242
     Increase in advance payments by borrowers
       for taxes and insurance                                       37,118       21,096
     Proceeds from exercise of stock options                         11,100            -
                                                                -----------   ----------

Net cash provided by (for) financing activities                   1,273,074     (169,894)
                                                                -----------   ----------

Increase (decrease) in cash and cash equivalents                   (477,529)     431,417

Cash and cash equivalents at beginning of period                  7,313,893    8,368,148
                                                                -----------   ----------

Cash and cash equivalents at end of period                      $ 6,836,364    8,799,565
                                                                ===========   ==========
Cash paid during the period for:
    Interest                                                    $   613,178      579,528
    Income taxes                                                     51,019       17,796
                                                                ===========   ==========



See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                         Notes to Financial Statements


Note A -  BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine month periods ended December 31, 1996, are not necessarily indicative of the results which may be expected for the entire year.

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

Note D -  EARNINGS PER SHARE
          ------------------

          Earnings per share for the periods ended December 31, 1996 and 1995 was determined by dividing net income for the period by the weighted average number of both primary and fully diluted shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

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

Note F -  SAIF SPECIAL ASSESSMENT AND ITS IMPACT ON SAIF INSURANCE PREMIUMS
          -----------------------------------------------------------------

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

          The legislation required a special one-time assessment of 65.7 cents per $100 of SAIF insured deposits held by the Bank at March 31, 1995. The one-time special assessment resulted in a charge to earnings of approximately $128,000 during the nine month period ended December 31, 1996. The after-tax effect of this one time charge to earnings totaled approximately $81,000. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning January 1, 1997. As of such date, deposit insurance premiums for highly rated institutions, such as the Bank, have been substantially reduced.

          The Bank, however, will continue to be subject to an assessment to fund repayment of the Financing Corporation's ("FICO") obligations. The FICO assessment for SAIF insured institutions will be 6.48 cents per $100 of deposits while BIF insured institutions will pay 1.30 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions. Accordingly, as a result of the reduction of the SAIF assessment and the resulting FICO assessment, the annual after-tax decrease in assessment costs is expected to be approximately $22,000 based upon a December 31, 1996 assessment base.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSIONS AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

     The assets of West Town Bancorp, Inc. (the "Company") increased approximately $1.4 million, or 5.47%, for the nine month period ended December 31, 1996. This increase was primarily the result of an increase in mortgage loans receivable held by West Town Savings Bank (the "Bank"), which was primarily funded by excess cash liquidity resulting from increased deposits for the nine month period ended December 31, 1996.

     Net loans receivable increased $2.4 million, or 18.52%, for the nine months ended December 31, 1996. During that period, the Bank originated or purchased approximately $3.8 million in loans which exceeded repayments of $1.4 million during the same period.

     The Bank experienced an increase in savings deposits for the nine month period of approximately $1.2 million, or 5.78%. It is management's belief that part of the deposit activity for the nine months ended December 31, 1996 can be attributed to new deposit products.

     Stockholders' equity increased approximately $71,000, or 1.84%, for the nine month period ended December 31, 1996. This increase was primarily the result of proceeds from the exercise of stock options of $11,000, and amortization of the cost of the Company's stock benefit plans of $27,000, and net income for the nine months of $32,000. As of December 31, 1996, the book value per common share outstanding was $16.87.

Analysis of Operations
----------------------

     A net profit of $49,000 was recognized for the three months ended December 31, 1996 as compared to net income of $32,000 for the same period in 1995. This $17,000 increase in net income was due primarily to an increase in net interest income of $5,000, a $2,000 decrease in the provision for loan losses, and a decrease in non-interest expense of $17,000, partially offset by a decrease in non-interest income of $2,000, and an increase in income taxes of $5,000. The Company's net income for the nine months ended December 31, 1996 was $32,000 as compared to net income of $101,000 for the nine months ended December 31, 1995. This $69,000 decrease in net income was due primarily to an $11,000 decrease in net interest income, a $17,000 decrease in non-interest income, and an $86,000 increase in non-interest expense (primarily due to SAIF special assessment), partially offset by a $2,000 decrease in the provision for loan losses, and a $44,000 decrease in income taxes.

     Interest income increased by $52,000 and $106,000 for the three and nine months ended December 31, 1996, respectively, as compared to the three and nine months ended December 31, 1995. This was primarily a result of an increase in the average balances of interest-earning assets partially offset by declines in the average yield on average interest-earning assets. The average balances of those assets grew from approximately $21.8 million to $25.1 million for the three months ended December 31, 1995 and 1996, respectively, and from $21.8 million to $24.6 million for the nine months ended December 31, 1995 and 1996, respectively. The average yield on average interest-earning assets declined from 6.92% for the three months ended December 31, 1995 to 6.82% for the three months ended December 31, 1996. The average yield on average interest earning assets declined to 6.80% for the nine months ended December 31, 1996 from 7.02% for the nine months ended December 31, 1995.

     Interest expense increased from $192,000 to $239,000 for the three months ended December 31, 1995 compared to the same period in 1996. For the nine months ended December 31, 1995 interest expense was $572,000 as compared to $689,000 for the same nine months in 1996. These increases were attributable to increases in the average balances of interest-bearing liabilities and increases in the average yield on those liabilities. The average balances increased approximately $2.7 million and $2.3 million for the three and nine months ended December 31, 1996 as compared to the average balances at December 31, 1995, respectively. The average yield on average interest-bearing liabilities increased from 4.01% and 3.97% for the three and nine months ended December 31, 1995 to 4.27% and 4.38% for the three and nine months ended December 31, 1996.

----------------------------------

     The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $1,500 and $3,651 were made for the three month periods ended December 31, 1996 and 1995 respectively, and provisions of $8,802 and $10,953 were made for the nine month periods ended December 31, 1996 and 1995 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

     Non-interest income decreased by $2,000 for the three months ended December 31, 1996 as compared to the same period in 1995. Non-interest income decreased by $17,000 for the nine months ended December 31, 1996 as compared to the same period in 1995. These decreases were primarily attributable to declines in loan related fee income for both periods and a $5,000 loss recognized on the sale of foreclosed real estate for the nine month period.

     Non-interest expense decreased from $144,000 to $127,000 from the three months ended December 31, 1995 to the three months ended December 31, 1996. The decrease was attributable to a reduction in federal deposit premiums due to a refund of prior assessments, reduced staffing costs and a reduction in other expenses, partially offset by increases in professional services. Non-interest expense increased from $445,000 to $531,000 from the nine months ended December 31, 1995 to the nine months ended December 31, 1996. The increase was primarily the result of a $128,000 charge, reflected in the 1996 period, for the special insurance assessment charged by FDIC to recapitalize the Savings Association Insurance Fund. Occupancy and advertising expenses also increased in the 1996 periods as compared to the same periods in 1995. These increases were partially offset by declines in other expenses, and staffing costs.

     The provision for income taxes increased $5,000 for the three months ended December 31, 1996 as compared to the same period in 1995. The provision decreased by $44,000 for the nine months ended December 31, 1996 as compared to the same period in 1995. These changes are the direct result of changes in pre-tax income between the comparable periods.

Liquidity and Capital Resources
-------------------------------

     At December 31, 1996, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 26.83% and a short-term liquid assets ratio of 20.75%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At December 31, 1996, the Bank had no commitments to purchase mortgage-backed securities or other investment securities.

     The Bank is committed at December 31, 1996, to participate in a revolving construction loan, with a $2,000,000 maximum participation, for the construction of single family dwellings. Disbursements made in connection with this participation will be made at the Prime Interest Rate in effect at the time, plus 1.0%. The Bank is also committed to sell 57.5% of its' interest in the above participation.

     The Bank was in compliance with regulatory capital requirements at December 31, 1996. Capital requirements, ratios, and balances are as follows:

                                        Percent of
                            Amount      Assets (2)      Requirement       Excess
                            ------      ----------      -----------       ------
                                              (Dollars in thousands)
Regulatory Capital
  Ratios at
  December 31, 1996: (1)

 Core.....................  $2,879        11.17%             $773         $2,106
 Risk-based...............   2,918        27.80               840          2,078
-----------------

(1) Current capital requirements as of December 31, 1996 consist of a core capital ratio of 3.00% and a risk-based capital ratio of 8.00%.

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

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

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


                            WEST TOWN BANCORP, INC.
                            -----------------------
                                  Registrant



DATE: February 7, 1997

BY: /s/ Dennis B. Kosobucki
    ----------------------------------
   Dennis B. Kosobucki
   Chairman of the Board,
   President and Chief Executive Officer
   (Duly Authorized Representative and
   Principal Executive Officer)



BY: /s/ Jeffrey P. Kosobucki
    ----------------------------------
   Jeffrey P. Kosobucki
   Vice President and Chief Financial Officer
   (Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit No.                                                                PAGE
-----------                                                                ----

    11         Statement regarding Computation of Earnings Per Share        15