Form 10-K
period 1997-03-31
WEST TOWN BANCORP INC
filed 1997-06-12
CIK 926867

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 1997

                          Commission File No.: 0-25504


                            WEST TOWN BANCORP, INC.
             (exact name of registrant as specified in its charter)


                DELAWARE                                 36-3962962
     (State or other jurisdiction of             (I.R.S. Employer Id. No.)
      incorporation or organization)


                 4852 West 30th Street, Cicero, Illinois 60804
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (708) 652-2000
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                                (Title of class)


     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X       No
         ---         ---


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

     As of May 31, 1997 there were issued and outstanding 231,928 shares of the Registrant's common stock which is traded over the counter through the National Daily Quotation System "Pink Sheet" published by the National Quotation Bureau, Inc. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the estimated value of the stock on May 31, 1997 was $2,319,280 (231,928 shares at $10 per share). For purposes of this calculation directors and officers of the Registrant are considered non-affiliates of the Registrant.


                      DOCUMENTS INCORPORATED BY REFERENCE

     The Annual Report to Stockholders for the year ended March 31, 1997 is incorporated by reference into Part II of this Form 10-K.

     The Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

                                     INDEX

PART I                                                                   PAGE
                                                                         ----

Item 1.   Business.....................................................     1

Additional Item.  Executive Officers of the Registrant.................    25

Item 2.   Properties...................................................    25

Item 3.   Legal Proceedings............................................    25

Item 4.   Submission of Matters to a Vote of Security Holders..........    25


PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters........................................      25

Item 6.   Selected Financial Data....................................      25

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............      25

Item 8.   Financial Statements and Supplementary Data................      25

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.....................      26


PART III

Item 10.  Directors and Executive Officers of the Registrant.........      26

Item 11.  Executive Compensation.....................................      26

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management......................................      26

Item 13.  Certain Relationships and Related Transactions.............      26


PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K........................................      27

Item 15.  SIGNATURES.................................................      29

                                     PART I

Item I. Business.

General

     West Town Bancorp, Inc. (also referred to as the "Company") was incorporated under Delaware law on May 6, 1994. On March 1, 1995, the Registrant acquired West Town Savings Bank (the "Bank") as a part of the Bank's conversion from a mutual to a stock state chartered savings bank. The Registrant is a savings bank holding company and is subject to regulation by the Office of the Commissioner of Savings and Residential Finance (the "OCSRF"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, the Registrant does not transact any material business other than through the Bank and West Town Insurance Agency, the Bank's wholly-owned subsidiary. The Registrant received conversion proceeds amounting to $1.9 million, of which $944,000 was utilized to acquire all of the capital stock of the Bank. At March 31, 1997, the Company had total assets of $27.0 million and stockholders' equity of $4.0 million (14.7% of total assets).

     West Town Savings was originally organized in 1922 as an Illinois-chartered savings and loan association. In 1992 it converted to an Illinois chartered savings bank. The Bank is a member of the Federal Home Loan Bank (the "FHLB") System and its deposit accounts are insured up to applicable limits by the FDIC.

     The Bank's principal business has been and continues to be attracting deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one- to four-family, owner-occupied, fixed-rate loans, and to a lesser extent, multi-family residential mortgage loans, commercial real estate loans, land and construction loans, mortgage-backed securities and other short-term investments, including U.S. Government and federal agency securities and other marketable securities. The Bank's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities.

Market Area

     The Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial sources to meet the needs in the community it serves. The Bank's deposit-gathering area is concentrated in the neighborhoods surrounding its office which is located in the Chicago suburb of Cicero, in Cook County. The Bank's lending base primarily covers the same area. Management believes that its office is located in a community that can generally be characterized as a stable, residential neighborhood of predominately one-to-four family residences, mixed with a commercial segment of a diverse group of retail service businesses.

Lending Activities

     Loan and Mortgage-Backed Securities Portfolio Compositions. The loan portfolio composition consists primarily of conventional fixed-rate, first-mortgage loans secured by one-to-four family residences and, to a lesser extent, multi-family residences. At March 31, 1997, the total mortgage loans outstanding were $17.0 million, of which $14.5 million were one-to-four family residential mortgage loans, or 85.5% of the loan portfolio. At that same date, multi-family residential mortgage loans totaled $524,000, or 3.1% of the loan portfolio.

     The Bank currently is participating in a $2,000,000 construction loan for the purpose of constructing one-to-four family dwellings in Morton Grove, Illinois. It is anticipated that this project will be completed by December 31, 1998.

     The remainder of the mortgage loans, which totaled $95,000, or 0.6% of total loans outstanding at March 31, 1997, consisted of commercial real estate loans. Other loans were $154,000, consisting of loans on deposit accounts and home improvement loans, or .9% of total loans. At March 31, 1997, purchased mortgage loans totaled $10.5 million, or 61.6% of the loan portfolio. All purchased mortgage loans were originated in the Chicago metropolitan area.

     The Company and its subsidiaries also invest in mortgage-backed securities. At March 31, 1997, the amortized cost of total mortgage-backed securities aggregated $2.5 million, or 9.2% of total assets, of which 12.4% were backed by adjustable rate mortgage ("ARM") loans and 87.6% were backed by fixed-rate loans. All of the mortgage-backed securities at March 31, 1997 were insured or guaranteed by either the Government National Mortgage Bank ("GNMA"), the Federal National Mortgage Bank ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").

     The following table sets forth the composition of the loan portfolio and mortgage-backed securities portfolio of the Company and its subsidiaries in dollar amounts and in percentages of the respective portfolios at the dates indicated. Mortgage-backed securities are shown at amortized cost and not fair value.

                                                                   At March 31,
                                 ---------------------------------------------------------------------------------
                                       1997             1996            1995            1994            1993
                                 ----------------- --------------- --------------- --------------- ---------------
                                           Percent         Percent         Percent         Percent         Percent
                                 Amount   of Total Amount of Total Amount of Total Amount of Total Amount of Total
                                 ------   -------- ------ -------- ------ -------- ------ -------- ------ --------
                                                             (Dollars in Thousands)
Mortgage loans:
One-to-four family               $14,525   85.45%  12,183   93.72  8,165   88.05   9,069   83.78  10,063   82.31
Multi-family                         524    3.08      620    4.77    721    7.78     906    8.37   1,499   12.26
Commercial real estate                95     .56      138    1.06    337    3.63     794    7.33     556    4.55
Construction                       1,700   10.00        -              -               -               -
                                 -------  ------   ------  ------  -----  ------  ------  ------  ------  ------
  Total mortgage loans            16,844   99.09   12,941   99.55  9,223   99.46  10,769   99.48  12,118   99.12
Other loans                          154     .91       58     .45     50     .54      56     .52     107     .88
                                 -------  ------   ------  ------  -----  ------  ------  ------  ------  ------
  Total loans receivable          16,998  100.00%  12,999  100.00  9,273  100.00  10,825  100.00  12,225  100.00
                                 -------  ======   ------  ======  -----  ======  ------  ======  ------  ======
Less:
Loans in process                   1,348                9              -               -               9
Unearned discounts and
 deferred loan fees                   57               27             41              20              59
Allowance for loan losses             40               30             15              63              48
                                 -------           ------          -----          ------          ------
Loans receivable, net            $15,553           12,933          9,217          10,742          12,109
                                 =======           ======          =====          ======          ======


Mortgage-backed securities:
FHLMC                            $1,140    45.54%   1,490   48.19  1,727   48.09   2,020   49.35   1,798   60.99
FNMA                                916    36.60    1,112   35.96  1,273   35.45   1,418   34.64     440   14.93
GNMA                                447    17.86      490   15.85    591   16.46     655   16.01     710   24.08
                                 ------   ------    -----  ------  -----  ------   -----  ------   -----  ------
  Total mortgage-backed
    securities                    2,503   100.00%   3,092  100.00% 3,591  100.00   4,093  100.00   2,948  100.00
Net premiums (discounts)             (9)  ======       (6) ======     (7) ======      (5) ======       -  ======
                                 ------             -----          -----           -----           -----
Net mortgage-backed securities   $2,494             3,086          3,584           4,088           2,948
                                 ======             =====          =====           =====           =====

     The following tables set forth the Company and its subsidiaries' loan originations and loan and mortgage-backed securities purchases, sales and principal repayments for periods indicated.

                                                        Year Ended March 31,
                                                  --------------------------------
                                                   1997         1996         1995
                                                   ----         ----         ----
                                                           (In Thousands)
Mortgage loans (gross):
  At beginning of period                          $12,941       9,223       10,769
                                                  -------      ------       ------

  Mortgage loans originated:
   One-to-four family                                 398         735          828
   Multi-family                                                     -            -
   Commercial real estate                               -           -            -
                                                  -------      ------       ------
     Total mortgage loans originated                  398         735          828
                                                  -------      ------       ------

  Mortgage loans purchased:
   One-to-four family                               3,639       5,131          662
   Construction                                     2,000           -
                                                  -------      ------
     Total mortgage loans purchased                 5,639       5,131          662
                                                  -------      ------       ------
     Total mortgage loans originated and
       purchased                                    6,037       5,866        1,490
                                                  -------      ------       ------

  Participation loans sold                           (300)          -            -
  Transfer of loans to foreclosed real estate           -           -         (317)
  Principal repayments                             (1,834)     (2,148)      (2,719)
                                                  -------      ------       ------

  At end of period                                $16,844      12,941        9,223
                                                  =======      ======       ======


Other loans (gross):
  At beginning of period                          $    58          50           56

   Other loans originated                             271          34           33
   Principal repayments                              (175)        (26)         (39)
                                                  -------      ------       ------

  At end of period                                $   154          58           50
                                                  =======      ======       ======


Mortgage-backed securities (gross):
  At beginning of period                          $ 3,092       3,591        4,093

   Mortgage-backed securities purchased                 -           -            -
   Mortgage-backed securities sold                      -           -            -
   Amortization and repayments                       (589)       (499)        (502)
                                                  -------      ------       ------

  At end of period                                $ 2,503       3,092        3,591
                                                  =======      ======       ======

     Loan Maturity and Repricing. The following table shows the maturity or period to repricing of the Company and its subsidiaries' loan and mortgage-backed securities portfolios at March 31, 1997. Mortgage-backed securities are shown at amortized cost, not fair value, and consist of loans with adjustable rates and fixed rates. Information for a presentation of such adjustable rate loans based on contractual terms to maturity is unavailable and therefore such loans are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans and mortgage-backed securities totaled $2.6 million, $2.7 million and $3.2 million for the years ended March 31, 1997, 1996 and 1995, respectively.



                                                                              At March 31, 1997
                                             -----------------------------------------------------------------------------------
                                                                                                             Totals
                                                                                                --------------------------------
                                             One-to-                                              Total       Mortgage-
                                             Four     Multi-  Commercial                 Other    Loans        Backed
                                             Family   Family  Real Estate  Construction  Loans  Receivable   Securities   Total
                                             -------  ------  -----------  ------------  -----  ----------   ----------  -------
                                                                                (In Thousands)
Amounts due:
  Within one year                            $ 4,669    -          -          1,700         7      6,376          639      7,015
                                             -------   ---       -----        -----       ---    -------        -----     ------
After one year:
    One to three years                         2,354    -          -            -          42      2,396          571      2,967
    Three to five years                          121   198         -            -          58        377        1,273      1,650
    Five to ten years                          4,099   326         20           -          47      4,492          -        4,492
    Ten to twenty years                        2,279    -          75           -          -       2,354           20      2,374
    Over twenty years                          1,003    -         -             -          -       1,003          -        1,003
                                             -------   ---      -----         -----       ---    -------        -----     ------

      Total due or repricing after one year    9,856   524         95           -         147     10,622        1,864     12,486
                                             -------   ---      -----         -----       ---    -------        -----     ------

      Total amount due or repricing          $14,525   524         95         1,700       154     16,998        2,503     19,501
                                             =======   ===      =====         =====       ===
Less:
  Loans in process                                                                                (1,348)         -       (1,348)
  Unearned discounts, premiums, and
    deferred loan fees, net                                                                          (57)          (9)       (66)
  Allowance for loan losses                                                                          (40)         -          (40)
                                                                                                 -------        -----     ------
     Loans receivable and mortgage-
      backed securities, net                                                                     $15,553        2,494     18,047
                                                                                                 =======        =====     ======

     The following table sets forth at March 31, 1997, the dollar amount of all loans and mortgage-backed securities due or repricing after March 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                  Due or Repricing after
                                      March 31, 1998
                               ----------------------------
                                Fixed    Adjustable  Total
                                -----    ----------  -----
                                      (In Thousands)
Mortgage loans:
   One-to-four family           $ 9,856       -       9,856
   Other                            619       -         619
Other loans                         147       -         147
                                -------      ---     ------
Total loans receivable           10,622       -      10,622
Mortgage-backed securities        1,864       -       1,864
                                -------      ---     ------
Total loans receivable and
 mortgage-backed securities     $12,486       -      12,486
                                =======      ===     ======

     One-to-Four Family Mortgage Lending. The Bank offers first mortgage loans secured by one-to-four family residences, including townhouse and condominium units, in the Bank's primary lending area. Typically, such residences are single-or-two family homes that serve as the primary residence of the owner. Loan originations are generally obtained from existing or past customers, members of the local communities, local real estate agent referrals and builder/developer referrals within the Bank's area.

     The Bank offers fixed-rate loans and adjustable-rate loans on one-to-four family residential properties. The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds. Origination fees range from zero points to 2.5% depending on the interest rate charged and other factors. Generally, the Bank's standard underwriting guidelines conform to FHLMC guidelines with periodic exceptions granted to customers with long-standing relationships on a case-by-case basis, which are approved by the President.

     The Bank makes one-to-four family residential mortgage loans in amounts up to 80% of the appraised value of the secured property. Originated mortgage loans in the Bank's portfolio generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. It is the Bank's policy to enforce due-on-sale provisions.

     The Bank also purchases pools of one-to-four family mortgage loans from area lenders. These purchased loans are subject to the Bank's underwriting standards. Interest rates on a substantial portion of these loans adjust annually. Purchased loans totaled $10.5 million at March 31, 1997, representing 61.6% of the loan portfolio. Adjustable rate pools totaled $5.1 million, with fixed rate pools totaling $5.4 million at March 31, 1997.

     Multi-Family Lending. In the Chicago metropolitan area, the Bank originates fixed-rate multi-family loans with terms of 15 to 20 years. These loans are amortized over the term of the loan. These loans are generally made in amounts up to 75% of the appraised value of the secured property. Most of the Bank's multi-family loans are not owner-occupied. In making such loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending experience with the borrower. The Bank also receives a personal guarantee from the borrower. An origination fee of 1% to 2% is usually charged on such loans. The largest multi-family loan at March 31, 1997 is in the Bank's primary market area and had an outstanding balance of $134,000. This loan is secured by a six-unit apartment building located in the Chicago metropolitan area.

     Commercial Real Estate Lending. All of the Bank's commercial real estate loans are secured by improved property such as office buildings, retail store buildings, and other small businesses, all of which are located in the Chicago metropolitan area. The largest commercial real estate loan at March 31, 1997, was a $75,000 loan on a three unit commercial office center to a borrower with whom the Bank has a long-standing business relationship. The underwriting criteria for commercial real estate is similar to the criteria for multi-family residential properties, except that loans on commercial real estate are not made in excess of 70% of the appraised value.


     Construction Lending. The Bank currently is participating in a $2,000,000 construction loan for the purpose of constructing single family residences in Morton Grove, Illinois. It is anticipated that this project will be completed by December 31, 1998.

     Other Lending. The Bank also offers home improvement loans, secured by second mortgages on collateralized single-family residences. Other loans also include loans made to depositors and are collaterized by the related deposit accounts. Home improvement and loans against deposit accounts comprised only
 .91% of the Bank's total loans receivable at March 31, 1997.

     Loan Approval Procedures. All loan applications are considered by the Bank's President, who has the authority to approve all loans, except those in excess of the FNMA/FHLMC loan limits, which loans may only be approved by the Bank's Board of Directors. The Bank's Board of Directors ratifies all loans approved by the Bank's President.

     The Bank's loan originations are subject to its written underwriting standards and loan origination procedures. The Bank is an equal opportunity lender. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank's written appraisal policy) by qualified independent appraisers. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

     The Bank requires evidence of marketable title and lien position (generally consisting of a title survey and legal opinion) as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain or otherwise deemed prudent by management.

     Mortgage-Backed Securities. The Company and its subsidiaries had significant investments in mortgage-backed securities and have, at times, utilized such investments to complement its mortgage lending activities. At March 31, 1997, the amortized cost of mortgage-backed securities totaled $2.5 million, or 9.24% of total assets, of which all were designated as held to maturity and are carried at amortized cost. The fair value of such securities totaled approximately $2.5 million at March 31, 1997. See Note 3 to the Consolidated Financial Statements in the 1997 Annual Report to Stockholders. At March 31, 1997, the Company and its subsidiaries' entire mortgage-backed securities portfolio was directly insured by the GNMA, the FNMA or the FHLMC.

Delinquencies and Classified Assets

     Delinquent Loans. When a loan becomes between 30 and 45 days delinquent, the Bank contacts the borrower either by telephone, in person or by mail. If a delinquency continues and a loan is delinquent 90 days, several courses of action are possible including directing the Bank's attorney to send a 30-day letter advising the borrower of possible legal action or an authorization to accommodate the special needs of the borrower in the case of hardship. A physical inspection is ordered to evaluate the condition of the property. When a loan is four or more months delinquent, arrangements are made to obtain title, begin foreclosure, or both, unless a written repayment plan has been signed by both the borrower and the Bank. The Board of Directors reviews a complete list of all delinquent loans that are 60 days or more delinquent and is apprised of the action taken to bring the loan current.

     The remedies available to the Bank in the event of a default or delinquency with respect to certain residential mortgage loans, and the procedures by which such remedies may be exercised, are governed by the loan documents and Illinois law. Under the lending documents used by the Bank, the Bank is prohibited from accelerating the maturity of a residential mortgage loan, commencing any legal action (including foreclosure proceedings) to the collect on such loan, or taking possession of any loan collateral until the lender has first provided the delinquent borrower with at least 30 days' prior written notice specifying the nature of the delinquency and the borrowers's right to correct such delinquency. In the event default is not cured on or before the date required in the notice, the Bank may, at its option, require immediate payment in full of all sums secured by the mortgage without further demand and may institute foreclosure proceedings.

     Assuming the foreclosure is uncontested, the Bank can complete the foreclosure and obtain a deed to the collateral property within eight to ten months of filing the complaint in Illinois. Under Illinois law, the mortgagor has a Right of Reinstatement. Specifically, the mortgagor has the right to cure all defaults that existed had no acceleration occurred provided that such cure is made prior to the expiration of 90 days from the date the court obtains jurisdiction over the mortgagor.

     Loans are placed on non-accrual status when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more. All previously accrued but unpaid interest is deducted from interest income. Consumer loans more than 120 days delinquent are generally written-off.

     Classified Assets. Regulations of the FDIC and OCSRF require that each insured institution review and classify its assets on a regular basis. The Bank has adopted a Classification of Assets Policy and has made the President/ Managing Officer of the Bank responsible for approving classifications and valuation allowances and for making appropriate recommendations as to the changes in procedures and policies to the Board for approval. In addition, in connection with examinations of insured institutions, OCSRF and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The Bank's Classification of Assets Policy also contains a special mention category, described as assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as a loss or charge-off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value at the date of acquisition and any write-down resulting therefrom is charged to the allowance for losses on loans. All incidental costs, such as insurance and real estate taxes, incurred in maintaining the Bank's lien on the collateral property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. The Bank had no foreclosed real estate owned on its books at March 31, 1997.

     Delinquent Loans. At March 31, 1997, 1996 and 1995, delinquencies in the Bank's loan portfolio were as follows:

                                                     At March 31, 1997
                                   -----------------------------------------------------
                                         60-89 Days                 90 Days or More
                                   -----------------------      ------------------------
                                   Number        Principal      Number         Principal
                                     of          Balance          of           Balance
                                   Loans         of Loans       Loans          of Loans
                                   ------        ---------      ------         ---------
                                                      (In Thousands)
One-to-four family                   -             $ -             -              $ -
Multi-family                         -               -             -                -
Commercial real estate               -               -             -                -
Land and Construction                -               -             -                -
                                    ---            ----           ---             ----
  Total loans                        -             $ -             -              $ -
                                    ===            ====           ===             ====

Delinquent loans to total loans                      - %                            - %
                                                   ====                           ====


                                                     At March 31, 1996
                                   -----------------------------------------------------
                                          60-89 Days                90 Days or More
                                   ------------------------     ------------------------
                                   Number        Principal      Number         Principal
                                     of          Balance          of           Balance
                                   Loans         of Loans       Loans          of Loans
                                   ------        ----------     ------         ---------
                                                      (In Thousands)

One-to-four family                   -             $ -             -              $ -
Multi-family                         -               -             -                -
Commercial real estate               -               -             -                -
Land and Construction                -               -             -                -
                                    ---            ----           ---             ----
  Total loans                        -             $ -             -              $ -
                                    ===            ====           ===             ====

Delinquent loans to total loans                      - %                            - %
                                                   ====                           ====


                                                     At March 31, 1995
                                   -----------------------------------------------------
                                          60-89 Days                90 Days or More
                                   -----------------------      ------------------------
                                   Number        Principal      Number         Principal
                                     of          Balance          of           Balance
                                   Loans         of Loans       Loans          of Loans
                                   ------        ---------      ------         ---------
                                                      (In Thousands)

One-to-four family                   1             $ 36            -              $ -
Multi-family                         -                -            -                -
Commercial real estate               -                -            -                -
Land and Construction                -                -            -                -
                                    ---            ----           ---             ----
  Total loans                        1             $ 36            -              $ -
                                    ===            ====           ===             ====

Delinquent loans to total loans                     .39%                            - %
                                                   ====                           ====

     Non-performing Assets. The following table sets forth information regarding loans which are 90 days or more delinquent. The Bank continues accruing interest on delinquent loans 90 days or more past due, but reserves 100% of the interest due on such loans, thus effecting a non-accrual status. At March 31, 1997 there were no other known problem assets except as described above or as included in the table below.

                                                         At March 31,
                                         --------------------------------------------
                                         1997      1996      1995      1994      1993
                                         ----      ----      ----      ----      ----
                                                        (In Thousands)
Non-accrual delinquent mortgage loans    $ -         -         -        387       347

Total real estate owned, net of
  related allowance for losses             -        212       224        -          -
                                         ----       ---      ----      ----       ---

  Total non-performing assets            $ -        212       224       387       347
                                         ----       ===      ====      ====       ===

Non-performing loans to total loans        - %       -         -       3.58      2.84

Total non-performing assets to total
  assets                                   - %      .84%     1.00      1.61      1.43

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

     The following table sets forth the Bank's allowance for loan losses at the dates indicated.

                                                         At March 31,
                                         --------------------------------------------
                                         1997      1996      1995      1994      1993
                                         ----      ----      ----      ----      ----
                                                         (In Thousands)
Balance at beginning of period           $30         15        63        48        33
Provision for loan losses                 10         15        45        15        15
Allowance transferred from (to)
  real estate owned                       -          -        (93)       -         -
                                         ---       ----      ----      ----       ---
Balance at end of year                   $40         30        15        63        48
                                         ===       ====      ====      ====       ===

Ratio of allowance for loan losses
 to net loans receivable at
 end of period                           .26%       .23       .16       .59       .40
Ratio of allowance for loan losses
 to total non-performing assets at
 the end of period                       N/A      14.15      6.70     16.28     13.83
Ratio of allowance for loan losses
 to non-performing loans at the end
 of the period                           N/A        N/A       N/A     16.28     13.83

Investment Activities

     The investment policy of the Company and its subsidiaries, which is established by the Board of Directors and implemented by the Asset/Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. State chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements and loans on federal funds. Subject to various restrictions, state chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. At March 31, 1997, the Company and its subsidiaries had investment securities in the aggregate amount of $1.2 million. The investment portfolio is classified as held to maturity.

     The following table sets forth certain information regarding the amortized cost of the Company and its subsidiaries' investment securities portfolio at the dates indicated.

                                          At March 31,
                                      ---------------------
                                       1997    1996   1995
                                      -------  -----  -----
                                         (In Thousands)

Interest-bearing deposits:
  Certificates of deposit              $4,987  5,677  4,689
  FHLB daily investment                 1,437  1,040  3,051
  Other                                   102      -      -
                                       ------  -----  -----
   Total interest-bearing deposits     $6,526  6,717  7,740
                                       ======  =====  =====

Investment securities:
  U.S. Government securities
   and obligations (1)                 $1,100  1,102  1,403
  FHLB-Chicago stock                      121    121    133
                                       ------  -----  -----
   Total investment securities         $1,221  1,223  1,536
                                       ======  =====  =====

---------------
(1) For a complete description, see Note 2 to the "Notes to Consolidated Financial Statements" in the 1997 Annual Report to Stockholders.

     The table below sets forth certain information regarding the carrying value, weighted average yield and maturities of the Company and its subsidiaries' investment securities at March 31, 1997.


                                                                   At March 31, 1997
                                 -------------------------------------------------------------------------------------
                                  One Year or Less      One to Five Years          Total Investment Securities
                                 -------------------   -------------------  ------------------------------------------
                                                                             Average
                                            Weighted              Weighted  Remaining            Approximate  Weighted
                                 Carrying   Average    Carrying   Average   Years to   Carrying    Market     Average
                                  Value      Yield      Value      Yield    Maturity    Value       Value      Yield
                                 --------   --------   --------   --------  ---------  --------  -----------  --------
                                                                (Dollars in Thousands)
U.S. Government securities
 and agency obligations            $600       6.36%       500       4.34       .9        1,100      1,082       5.44

FHLB-Chicago stock                  121       6.75        -           -         -          121        121       6.75
                                   ----       ----      -----       ----       --        -----      -----       ----

  Total                            $721       6.43%       500       4.34       .9        1,221      1,203       5.57
                                   ====       ====      =====       ====       ==        =====      =====       ====

Sources of Funds

     General. Deposits, repayments on loans and mortgage-backed securities and stockholders' equity are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

     Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook savings and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank's deposits are obtained primarily from the area in which its office is located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank use brokers to obtain deposits. Management constantly monitors the Bank's deposit accounts and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity.

     The following table presents the deposit activity of the Bank for the periods indicated.

                                               Year Ended March 31,
                                           ----------------------------
                                             1997      1996      1995
                                           ---------  -------  --------
                                                  (In Thousands)

Deposits                                    $ 9,763    9,883    11,369
Withdrawals                                  (8,756)  (8,757)  (14,429)
                                            -------   ------   -------
Net deposits (withdrawals)                    1,007    1,126    (3,060)
Interest credited on deposits                   600      584       556
                                            -------   ------   -------
  Total increase (decrease) in deposits     $ 1,607    1,710    (2,504)
                                            =======   ======   =======

     At March 31, 1997, the Bank had outstanding $4.3 million in deposit accounts in amounts of $100,000 or more maturing as follows:


               Maturity Period                               Amount
               ---------------                               ------
                                                         (In Thousands)

               Three months or less                         $   950
               Over three through six months                    314
               Over six through twelve months                 2,755
               Over twelve months                               287
                                                              -----

                   Total                                    $ 4,306
                                                              =====

     The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average interest rates on deposits presented.

                                            At March 31,
                      --------------------------------------------------------
                             1997               1996               1995
                      ------------------  ----------------  ------------------
                                Percent            Percent            Percent
                                of Total           of Total           of Total
                      Amount    Deposits   Amount  Deposits   Amount  Deposits
                      --------  --------   ------  --------   ------  --------
                                        (Dollars in Thousands)


Passbook accounts     $  6,992    30.65%    7,916    37.32     8,440    43.28
                      --------   ------    ------   ------    ------   ------
Certificate accounts
  Ninety-one day           104      .46       -        -          24      .12
  Six month              2,366    10.37     2,602    12.27     2,632    13.50
  Twelve month           5,953    26.09     5,096    24.03     3,071    15.75
  Eighteen month         1,811     7.93     2,096     9.88     2,226    11.42
  Thirty months            798     3.50       983     4.63     1,025     5.26
  Sixty months           2,671    11.70       496     2.34       483     2.48
  IRA and Keogh          2,117     9.28     1,984     9.35     1,511     7.75
  Other                      4      .02        36      .18        87      .44
                      --------   ------    ------   ------    ------   ------
    Total               15,824    69.35    13,293    62.68    11,059    56.72
                      --------   ------    ------   ------    ------   ------

Total deposits        $ 22,816   100.00%   21,209   100.00%   19,499   100.00
                      ========   ======    ======   ======    ======   ======

Weighted average rate     4.56%              4.27%              3.85%
                          ====               ====               ====

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at March 31, 1997, 1996, and 1995 and the periods to maturity of the certificate accounts outstanding at March 31, 1997.


                                                             Period to Maturity
                                                            from March 31, 1997
                               At March 31,           --------------------------------
                         -------------------------     Within       One to
                         1997       1996      1995    One Year   Five Years(1)   Total
                         ----       ----      ----    --------   -------------   -----
                                                 (In Thousands)
Certificate accounts:
   4.99 or less        $  3,281     4,472     8,175     2,785          496       3,281
   5.00 to 5.99           6,807     4,968     2,019     5,859          948       6,807
   6.00 to 6.99           5,722     3,839       735     4,800          922       5,722
   7.00 and over             14        14       130        14            -          14
                         ------    ------    ------    ------        -----       -----
    Total              $ 15,824    13,293    11,059    13,458        2,366      15,824
                         ======    ======    ======    ======        =====      ======


---------------
(1) The Bank does not offer certificate accounts with a period to maturity exceeding five years.

Borrowings

     Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Chicago to supplement its supply of lendable funds, although the Bank has not generally utilized this funding source. Advances from the FHLB of Chicago would typically be secured by a pledge of the Bank's stock in the FHLB of Chicago and a portion of the Bank's first mortgage loans and certain other assets. At March 31, 1997 and 1996, the Bank had no advances outstanding from the FHLB of Chicago or borrowings of any kind.

     In connection with the conversion, the ESOP purchased 8% of the Common Stock issued in the Conversion (17,755 shares). Such purchase was funded by the Company thru a 10-year loan to the ESOP in the amount of $177,550. The Bank will make annual contributions to the ESOP to enable the ESOP to pay principal and interest.

Subsidiary Activities

     OBRE regulations permit a state-chartered savings bank to invest up to 10% of its assets in the capital stock, paid-in surplus and unsecured obligations of subsidiary corporations or service corporations. As of March 31, 1997, the Bank was authorized to invest approximately $2,612,000 in the capital stock and other securities of service corporation subsidiaries. As of that date, the Bank had an equity investment of $4,495 in its wholly-owned service corporation, West Town Insurance Agency, Inc. This company is a full-service licensed insurance agency.

Competition

     The Bank faces significant competition in attracting deposits. Its most direct competition for deposits has historically come from commercial banks and savings institutions located in its market area, many of which are substantially larger than the Bank. The Bank also faces additional significant competition for investors' funds from short-term money market mutual funds and issuers of corporate and government securities. The Bank competes for deposits principally by offering depositors a variety of deposit programs, a convenient location and hours and other services. The Bank does not rely upon any individual group or entity for a material portion of its deposits.

     The Bank's competition for real estate loans comes principally from mortgage banking companies, commercial banks and savings institutions. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

Personnel

     As of March 31, 1997, the Bank had 5 full-time employees and 3 part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be excellent.


                     REGULATION OF WEST TOWN BANCORP, INC.

     The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933 ("HOLA"), as amended by FIRREA. As such, the Company is registered with the Illinois Commissioner of Savings and Residential Finance, and is subject to Illinois regulation, examinations, supervision and reporting requirements. Furthermore, the Holding Company is permitted to engage in activities prescribed by the Commissioner.

     Per Regulation Y, the Company is also registered with the Federal Reserve as a Bank Holding Company. The principal purposes of Regulation Y are to regulate the acquisition of control of banks by companies and individuals, to define and regulate the nonbanking activities in which bank holding companies and foreign banking organizations with United States operations may engage, and to set forth the procedures for securing approval for such transactions and activities. The Company does not anticipate that the regulatory activities of either the OBRE or the Federal Reserve Board will adversely affect the activities of the Holding Company.

Affiliate Restrictions

     The affiliate restrictions contained in Sections 23A and 23B of the Federal Reserve Act apply to all federally insured savings associations and any such "affiliate". A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to ten percent (10%) of such institution's capital and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to twenty percent (20%) of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "Covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Also, a savings institution may not make any loan to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies. Only the Federal Reserve Board may grant exemptions from the restrictions of Sections 23A and 23B. The Commissioner, however, may impose more stringent restrictions on savings associations for reasons of safety and soundness.

Qualified Thrift Lender Test

     The regulations require that any savings and loan holding company that controls a savings institution that fails the qualified thrift lender test, as explained under "Regulation of West Town Savings Bank - Qualified Thrift Lender Test," must, within one year after the date on which the institution ceases to be a qualified thrift lender, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                      REGULATION OF WEST TOWN SAVINGS BANK

     As a state-chartered and federally insured savings bank, West Town Savings Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory capital requirements. The Bank is regularly examined by its federal and state regulators and files periodic reports concerning the Bank's activities and financial condition. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

The Effects of FDICIA

     In December, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. FDICIA provides for, among other things, the recapitalization of the Bank Insurance Fund; enhanced federal supervision of depository institutions, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions; the adoption of safety and soundness standards by the federal banking regulators, on matters such as loan underwriting and documentation, interest rate risk exposure and compensation and other employee benefits; the establishment of risk-based deposit insurance premiums; liberalization of the qualified thrift lender test; greater restrictions of the qualified thrift lender test; greater restrictions on transactions with affiliates; and mandated consumer protection disclosures with respect to deposit accounts. See "-Insurance of Accounts and Regulation by the FDIC," "-Regulatory Capital Requirements" and "-Qualified Thrift Lender Test."

Insurance of Accounts and Regulation by the FDIC

     The Bank is a member of the Savings Association Insurance Fund ("SAIF") which is administered by the FDIC. Savings deposits are insured up to $100,000 per insured member (as defined by law and regulation) by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examination of and to require reporting by the FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OBRE an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

     Federal law requires that the FDIC maintain reserves at both the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") of at least 1.25% of insured deposits. The reserves are funded through the payment of insurance premiums by the insured institution members of each fund. The BIF reached this level during 1995. Accordingly , the FDIC reduced insurance premiums applicable to BIF-insured institutions to a range of 0% to .27% of deposits with an annual statutory minimum payment of $2,000. As of January 1, 1997, deposit insurance premiums for highly rated institutions insured by SAIF, such as the Bank, are substantially reduced. The Bank, however, will continue to be subject to an assessment to fund repayment of the Financing Corporation's ("FICO") obligations. The FICO assessment for SAIF insured institutions will be
6.48 cents per $100 of deposits while BIF insured institutions will 1.30 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions. Accordingly, as a result of the reduction of the SAIF assessment and the resulting FICO assessment, the annual after-tax decrease in assessment costs is expected to be approximately $24,000 based upon a March 31, 1997 assessment base.

     The legislation required a special one-time assessment of 65.7 cents per $100 of SAIF insured deposits held by the Bank at March 31, 1995. The one-time special assessment resulted in a charge to earnings of approximately $128,000 during the year ended March 31, 1997. The after-tax effect of this one-time charge to earnings totaled approximately $83,000. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits are charged the same FDIC premiums beginning January 1, 1997.

     Since the Bank is a state-chartered savings bank, the FDIC is its primary federal regulator.

Office of Banks and Real Estate

     The Office of Banks and Real Estate ("OBRE") is the Bank's primary state regulator. As regulator, the OBRE has extensive authority over the operations of the Bank and other state-chartered savings banks. As part of this authority, the Bank is required to file periodic reports with the OBRE and is subject to periodic examination by the OBRE.

     The OBRE established regulations affecting the operations of the Bank, including regulations that affect the Bank's lending and investment activities. The OBRE also has extensive enforcement authority, including the issuance of cease-and-desist and removal orders and the initiation of injunctive actions.

     The OBRE assesses quarterly fees based upon asset size and charges its regulated institutions for periodic examinations.

Federal Home Loan Bank System

     The FHLB System, consisting of twelve FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance missions; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner.

     While the Bank is no longer required to be a member since its conversion to a state-chartered savings bank in 1995, the Bank has chosen to remain a member. Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At March 31, 1997, the Bank had no advances from the FHLB-Chicago. See "Sources of Funds - Borrowings."

Qualified Thrift Lender Test

     Under FIRREA and state savings bank regulations, a state-chartered savings bank must maintain at least 60% of its total tangible assets in "qualified thrift investments" on an average basis in three out of every four quarters and two out of every three years. Under the QTL statutory and regulatory provisions, all forms of home mortgages, home improvement loans, home equity loans and loans on the security of other residential real estate and mobile homes, as well as shares of FHLB stock, investments or deposits in other insured institutions, securities issued by the FNMA, FHLMC, GNMA and other mortgage-related securities, are considered qualified thrift investments. Investments in non-subsidiary corporations or partnerships whose activities include servicing mortgages or real estate development are also considered qualified thrift investments in proportion to the amount of primary revenue such entities derive from housing-related activities. Also included in qualified thrift investments are mortgage servicing rights, whether such rights are purchased by the insured institution or created when the institution sells loans and retains the right to service such loans.

     A savings bank that fails to become or maintain a qualified thrift lender shall either become a commercial bank (other than a savings bank) or be subject to restrictions specified in FIRREA. A savings bank that converts to a commercial bank must pay applicable exit and entrance fees involved in converting from the SAIF fund to the BIF fund of the FDIC. A savings bank that fails to meet the QTL test and does not convert to a commercial bank will be:
(1) prohibited from making any new investment or engaging in activities that would not be permissible for national banks; (2) prohibited from establishing any new branch office where a national bank located in the savings institutions home state would not be able to establish a branch office; (3) ineligible to obtain new advances from any FHLBs; and (4) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to a national bank. Also, beginning three years after the date on which the savings bank ceases to be a qualified thrift lender, the savings bank would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings bank may requalify as a qualified thrift lender if it thereafter complies with the QTL test.

     As of March 31, 1997, the Bank was in compliance with the QTL test with a QTL ratio of 86.80%.

Capital Requirements

     Under OBRE regulations, a savings bank must satisfy two minimum capital requirements: core capital and risk-based capital. Savings banks must meet both of the standards in order to comply with the capital requirements.

     The minimum core capital requirement is three percent of adjusted total assets (the "leverage limit" requirement). Core capital is defined to include common stockholders' equity, non-cumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any unidentifiable intangible assets (other than purchased mortgage servicing rights); (ii) the amount by which purchased mortgage servicing rights exceed the lower of 90% of determinable fair market value, 90% of original costs, or current amortized book value; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities.

     In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investment in and assets of both includable and nonincludable subsidiaries.

     The FDIC is required to evaluate capital before approving various applications by depository institutions. The FDIC also must evaluate capital as an essential component in determining the safety and soundness of state nonmember banks it insures and supervises and in determining whether depository institutions are in any unsafe or unsound condition. Generally, all FDIC insured banks must maintain "core" or "Tier I" capital of at least 3.0% of total assets. The rule further provides that a bank operating at or near the 3.0% capital level is expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity and well managed on - and off - balance sheet activities, and in general, be considered a strong banking organization with composite 1 rating under the CAMEL rating system for banks. For all but the most highly rated banks meeting the above conditions, the minimum core capital ratio will be increased to not less than 4.0% of total assets. Under the regulations of the OBRE, savings banks are required to maintain a core capital ratio of at least 3.0%.

     Savings banks must also maintain capital equal to at least 8.0% of risk-weighted assets. Total capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined.

     Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt, and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory redeemable preferred stock, subject to an amortization schedule, and (iii) general valuation loan and lease allowances. Supplementary capital may not exceed the Bank's core capital for purposes of calculating the Bank's compliance with regulatory capital requirements.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and U.S. Government securities that are backed by the full faith and credit of the U.S. Government up to 100%. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight.

     The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive to total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" base on a conversion schedule. These credit equivalents are then assigned to risk categories in the same manner as balance sheet assets and are included in risk-weighted assets.

     The FDIC has been considering adopting a proposed rule for adding an interest rate risk component to the regulatory capital rule. The proposal would require, if adopted, that an institution hold capital against interest rate risk exposure in an amount equal to 50% of the market value of portfolio equity (i.e., aggregate net market value of assets, liabilities, and off-balance sheet items) that would result from a immediate 200 basis point increase or decrease in interest rates. If adopted, this component of the risk-based capital requirement would require that an institution maintain additional capital related to the amount of risk attendant to its interest rate position.

     At March 31, 1997 and 1996, the Bank met all of its capital requirements. See Note 13 to the Consolidated Financial Statements in the 1997 Annual Report to Stockholders.

Dividend Limitations

     OBRE regulations require the Bank to give the OBRE thirty days advance notice of any proposed declaration of dividends to the Holding Company, and the OBRE has the authority under its supervisory powers to prohibit the payment of dividends to the Holding Company. In addition, a Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank's Plan of Conversion. The OBRE imposes uniform limitations on the ability of savings banks to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. The regulations utilize a three-tiered approach which permits various level of distributions based primarily upon the savings bank's capital level.

     In the first tier, a savings bank that has capital in excess of the capital requirements (both before and after the proposed capital distribution) and that has not been notified by the OBRE that it is in need of more than normal supervision, may make (without application) capital distributions during a calendar year up to 100% of its net income to date during the calendar year, plus one-half its surplus capital ratio at the beginning of the calendar year. Capital distributions in excess of such amount require advance approval from the OBRE.

     In the second tier, a savings bank that meets or exceeds its minimum capital requirement (both before and after the proposed capital distribution), but which has been notified by the OBRE that it shall be treated as a tier 2 bank because it is in need of more than normal supervision, may make (without application) capital distributions ranging between 25% and 75% of its net income during the previous four quarters.

     In the third tier, a savings bank with either capital below its minimum capital requirements (either before and after the proposed capital distribution), or a savings bank that meets or exceeds its capital requirement but which has been notified by the OBRE that it shall be treated as a tier 3 bank because it is in need of more than normal supervision, may not make any capital distributions without prior approval from the OBRE.

     The Bank has met the criteria to be in the first tier, and consequently, would be able to distribute up to 100% of its net income during any calendar year, plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

Investment Rules, Loans to One Borrower, and Aggregate Loan Limits

     Under OBRE regulations, the permissible amount of loans-to-one borrower for state-chartered savings banks is 20% of its unimpaired capital and surplus (25% if the security for such a loan has a "readily ascertainable" value or 30% for certain residential development loans) or $500,000. At March 31, 1997, the lending limitations, in essence, imposed a $585,000 limit on the Bank's loans-to-one borrower.

     Savings banks and their subsidiaries may not acquire or retain investments in corporate debt securities that, at the time of acquisition, were not rated in one of the four highest rating categories by at least one nationally recognized rating organization. At March 31, 1997, the Bank did not have any corporate debt securities below investment grade.

Restrictions on Loans to Insiders

     FIRREA applies Section 22(h) of the Federal Reserve Act to non-member savings banks and authorizes the FDIC to impose additional loan-to-insider restrictions upon savings banks on a case-by-case basis. In general, Section 22(h) prohibits a bank from making loans or extending credit: (i) to any of its executive officers or any person who directly or indirectly controls more than 10% of any class of voting securities of the bank where the loan amount or extension of credit, when aggregated with other loans to that person and all related interests of that person, would exceed 15% of a bank's unimpaired capital and surplus for loans that are not fully secured by "readily marketable collateral" and an additional 10% of such capital and surplus for loans fully secured by such collateral; and (ii) to any of its executive officers, directors or principal shareholders in an amount exceeding the higher of $25,000 or 5% of the Bank's unimpaired capital and surplus, unless the loan or extension of credit is preapproved by a majority of the entire board of directors with the interested party abstaining from participating directly or indirectly in the voting.

     Section 22(h) also requires that all such insider loans or extensions of credit be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of repayment or present other unfavorable features. Additionally, with certain exceptions,
Section 22(h) prohibits a member bank from paying an overdraft on an account at such bank of an executive officer or director. At March 31, 1997, the Bank was in compliance with restrictions on loans to insiders.

     Regulations issued by the FHLB Board prior to the enactment of FIRREA, in relevant part, restricted a savings bank's loans to "affiliated persons" to ones made in the "ordinary course of business" involving not more that the "normal risks of collectibility" and not exceeding the loan amount that would be available to members of the general public of similar credit status. According to former FHLB Board regulations, loans secured by the principal residence of an affiliated person, home improvement loans for affiliated persons and education, consumer and credit card loans for affiliated persons must have been pre-approved by at least a majority of the board of directors of the Bank. The Bank was authorized, generally, to make such loans (and those secured by the affiliated person's savings accounts at the Bank) with an interest rate not below its current cost of funds.

Activities of Savings Bank and Their Subsidiaries

     FDIC and OBRE regulations provide that, when a savings bank establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the bank controls, the savings bank shall notify the FDIC and OBRE thirty days in advance and provide the information each agency may, by regulation, require. Savings banks also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The FDIC or the OBRE may determine that the continuation by a savings bank of its ownership control, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness, or stability of the bank or is inconsistent with sound banking practices or with the purposes of the FDIC Act. Based upon that determination, the FDIC or the OBRE has the authority to order the savings bank to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly. At March 31, 1997, the Bank had West Town Insurance Agency as a wholly-owned subsidiary.

Brokered Deposits

     FIRREA states that no insured depository institution that fails to meet the applicable minimum capital requirement may accept funds obtained directly or indirectly by or through a deposit broker for deposit into one or more deposit accounts. The FDIC is authorized to waive this prohibition on a case-by-case basis, but only upon finding that such use of brokered deposits does not constitute an unsafe or unsound practice. At March 31, 1997, the Bank had no brokered deposits.

Investment Portfolio Policy

     Under OBRE regulations, savings banks are required to adopt and maintain an investment policy which demonstrates the exercise of prudence in making investment decisions. Per regulations and generally accepted accounting principles, a financial institution is required to classify its securities into one of three categories: securities purchased or held to maturity, securities available for sale, and securities held for trading. Securities held in the investment portfolio may be carried at amortized cost if the bank has documented the intent and ability to hold the securities until maturity. Those being held for sale or trading are to be carried at fair value. All of the Bank's investment securities and mortgage-backed securities are classified as held to maturity, since the Bank had both the intent and ability to hold its investment securities and mortgage-backed securities to maturity, in accordance with Statement of Financial Accounting Standards 115. See "Notes to Consolidated Financial Statements #1 - Accounting Policies - Investment Securities" in the Annual Report.

Transactions with Affiliates

     Pursuant to FIRREA, all financial institutions must comply with Section 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if all were Federal Reserve member banks. Generally, Sections 23A and 23B: (i) limit the extent to which the insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20%of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loan, purchases of assets, issuance of a guaranty and similar other types of transactions.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's addition to its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. For its taxable year ending 1997, the Bank was subject to a maximum federal income tax rate of 34%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, savings institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

     The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, made significant changes to provisions of the Code relating to a savings institution's use of bad debt reserves for federal income tax purposes and requires such institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Savings institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while savings institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

     A savings institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

     Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's current taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

     Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of March 31, 1996 other than its supplemental reserve for losses on loans, over the balance of such reserves as of March 31, 1988. As a result of such recapture, the Bank will incur an additional income tax liability of approximately $46,000 over the recapture period.

     Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of March 31, 1988) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Company and its subsidiaries were not subject to this tax for the year ended March 31, 1997.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank own more than 20% of the stock of a corporation distributing a dividend 80% of any dividends received may be deducted.

     Illinois Taxation. The Company and the Bank file Illinois income tax returns. For Illinois income tax purposes, corporations are presently taxed at a rate equal to 7.2% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing significantly the Illinois taxable income of savings institutions.

Impact of New Accounting Standards

     The following does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of sonic of the recent pronouncements made by the Financial Accounting Standards Board ("FASB") which are of particular interest to financial institutions.

     In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company has adopted SFAS No. 125 effective January 1, 1997, resulting in no material impact on its consolidated financial condition or results of operations.

     In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127 ("SFAS No. 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". The statement delays for one year the implementation of SFAS No. 125, as it relates to (1) secured borrowings and collateral, and (2) for the transfers of financial assets that are part of repurchase agreements, dollar-rolls, securities lending and similar transactions. The Company has adopted portions of SFAS No. 125 (those not deferred by SFAS No. 127) effective January 1, 1997. Adoption of these portions did not have a significant effect on the Company's consolidated financial condition or results of operations. Based on its review of SFAS No. 125, management does not believe that adoption of the portions of SFAS No. 125 which have been deferred by SFAS No. 127 will have a material effect on the Company.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share". This statement is intended to simplify the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS does not include potential dilution and is computed by dividing income available to common stockholders by the average number of common shares outstanding. Diluted EPS reflects the potential dilution of securities that could share in the earnings of a company, similar to the fully diluted EPS currently used. The statement requires dual presentation of basic and diluted EPS by companies with complex capital structures. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and will require restatement of all prior-period EPS data presented. The Company does not anticipate that this statement will have a material impact on its diluted earnings per share.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). This statement establishes standards for disclosing information about an entity's capital structure. It supersedes specific disclosure requirements of APB Opinions No. 10, "Omnibus Opinion-1966," and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations," and consolidates them in this statement for ease of retrieval and for greater visibility to nonpublic entities. This statement is effective for financial statements for periods ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 and No. 15 and SFAS No. 47 and, therefore, is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

Additional Item.  Executive Officers of the Registrant.

     The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

                                  Age at      Position with the Company and Bank
Name                             03/31/97     and Past Five Years Experience
----                             --------     ----------------------------------

Jeffery P. Kosobucki                31        Chief Financial Officer of the
                                              Company. Vice President and Chief
                                              Financial Officer of the Bank.


Item 2.  Properties.

     The Company is located and conducts its business at the Bank's office in Cicero, located at 4852 West 30th Street, Cicero, Illinois. See Note 6 to the Notes to Consolidated Financial Statements for the net book value of the Bank's premises and equipment.


Item 3.  Legal Proceedings.

     Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.


                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Information relating to the market for the Registrant's common equity and related stockholder matters appears in the Registrant's 1997 Annual Report to Stockholders on the back inside cover and on page 29 and is incorporated herein by reference. On May 31, 1997, the Company had 99 registered shareholders.


Item 6.  Selected Financial Data.

     The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 1997 Annual Report to Stockholders on pages 11 through 13 and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Stockholders on pages 14 through 29 and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.

     The Consolidated Financial Statements of West Town Bancorp, Inc.and its subsidiaries, together with the report thereon by Cobitz, VandenBerg & Fennessy appear in the Registrant's 1997 Annual Report to Stockholders on pages F-1 through F-22 and are incorporated herein by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 9, 1997, on pages 4 through 6. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G.


Item 11.  Executive Compensation.

     The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 9, 1997, on pages 8 through 14 (excluding the Compensation Committee Report and the Stock Performance Graph).


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 9, 1997, on pages 2 through 4.


Item 13.  Certain Relationships and Related Transactions.

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 9, 1997, on page 14.

                                    PART IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

1.   Independent Auditors' Report*


2.   All Financial Statements*

     (a)  Consolidated Statements of Condition as of March 31, 1997 and 1996.


     (b) Consolidated Statements of Income for the Years Ended March 31, 1997, 1996 and 1995.


     (c) Consolidated Statements of Stockholders' Equity for Years Ended March 31, 1997, 1996 and 1995.


     (d) Consolidated Statements of Cash Flows for the Years Ended March 31, 1997, 1996 and 1995.


     (e)  Notes to Consolidated Financial Statements


     All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.   Exhibits

     (3)(a) Certificate of Incorporation of West Town Bancorp, Inc.**

     (3)(b) Bylaws of West Town Bancorp, Inc.**

     13   1997 Annual Report to Stockholders

     22   Subsidiaries of the Registrant

     24   Consent of Independent Auditors


     * Incorporated by reference to the Annual Report to Stockholders for the fiscal year ended March 31, 1997, attached as an exhibit hereto.

     ** Incorporated by reference to the Registration Statement on Form S-1, and amendments thereto, filed with the Securities and Exchange Commission.

            No. 11.0 Statement re Computation of Earnings Per Share


                                                              Year Ended
                                                            March 31, 1997
                                                            --------------


Net income                                                     $ 73,949
                                                               ========

Weighted average shares outstanding                             215,491

Common stock equivalents due to dilutive
effect on stock options                                            -
                                                               --------

Total weighted average common shares
and equivalents outstanding                                     215,491
                                                               ========

Primary earnings per share                                     $    .34
                                                               ========

Total weighted average common shares
and equivalents outstanding                                     215,491

Additional dilutive shares using the end of period
 market value versus the average market value
 when applying the treasury stock method                           -   *
                                                               --------
Total weighted average common shares and
 equivalents outstanding for fully diluted
 computation                                                    215,491
                                                               ========

Fully diluted earnings per share                               $    .34
                                                               ========


* Note: If average share price is greater than ending price, use average price for both primary and fully diluted calculation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WEST TOWN BANCORP, INC.



                                    By:  /s/ Dennis B. Kosobucki
                                         -------------------------------------
                                         Dennis B. Kosobucki
DATED:  June 6, 1997                     Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Name                     Title                               Date
     ----                     -----                               ----


/s/ Dennis B. Kosobucki       Chairman of the Board               June 6, 1997
--------------------------    President, Chief Executive
Dennis B. Kosobucki           Officer
                              (Principal Executive Officer)

/s/ Jeffrey P. Kosobucki      Vice President and Chief            June 6, 1997
--------------------------    Financial Officer
Jeffrey P. Kosobucki          (Principal Financial Officer
                              and Principal Accounting Officer)


/s/ Edward J. Hradecky        Director                            June 6, 1997
--------------------------
Edward J. Hradecky


/s/ John A. Storcel           Director                            June 6, 1997
--------------------------
John A. Storcel


/s/ James Kucharczyk          Director                            June 6, 1997
--------------------------
James Kucharczyk


/s/ James J. Kemp, Jr.        Director                            June 6, 1997
--------------------------
James J. Kemp, Jr.