Form 10QSB
period 1997-06-30
WEST TOWN BANCORP INC
filed 1997-08-11
CIK 926867

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ---------------------------------


                                  FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ----------


                            WEST TOWN BANCORP, INC.
                            -----------------------
       (Exact name of small business issuer as specified in its charter)


        United States                                            36-3785272
        -------------                                            ----------
(State or other jurisdiction                                   I.R.S. Employer
     of incorporation or                                       Identification
        organization)                                               Number



4852 WEST 30TH STREET, CICERO, ILLINOIS                              60804
---------------------------------------                            ----------
(Address of Principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code:                  (708) 652-2000
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

     As of August 1, 1997, the issuer had 229,303 shares of Common stock issued and outstanding; see accompanying notes.

                            WEST TOWN BANCORP, INC



Part I.  FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
     Item 1.  Financial Statements
                Consolidated Statements of Financial Condition
                June 30, 1997 (unaudited) and
                March 31, 1997                                                3

                Consolidated Statements of Income, Three
                Months Ended June 30, 1997 and 1996
                (unaudited)                                                   4

                Consolidated Statements of Cash Flows, Three
                Months Ended June 30, 1997 and 1996
                (unaudited)                                                   5

                Notes to Financial Statements                               6-7

     Item 2.  Management's Discussion and Analysis or Plan of
                Operation                                                  8-10


Part II.  OTHER INFORMATION                                                  11

          Signatures                                                         12

          Index to Exhibits                                                  13

          Earnings per Share Analysis (Exhibit 11)                           14

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                Consolidated Statements of Financial Condition


                                                         June 30,    March 31,
                                                       ------------  ----------
                                                           1997         1997
                                                       ------------  ----------
Assets                                                 (unaudited)
------

Cash and amounts due from
  depository institutions                              $   747,790      718,157
Interest-bearing deposits                                5,499,396    6,525,626
                                                       -----------   ----------
  Total cash and cash equivalents                       6,247,186    7,243,783
U.S. Government and agency obligations
  (fair value:  June 30, 1997 - $690,000;
  March 31, 1997 - $1,082,000)                             699,958    1,100,315
Mortgage-backed securities
  (fair value:  June 30, 1997 - $2,425,000;
  March 31, 1997 - $2,465,000)                           2,426,752    2,494,292
Loans receivable (net of allowance for
  loan losses:  June 30, 1997 - $41,671;
  March 31, 1997 - $40,171)                             17,329,308   15,552,545
Stock in Federal Home Loan Bank of Chicago                 177,400      121,000
Accrued interest receivable                                130,821      110,380
Office properties and equipment - net                      199,792      199,529
Prepaid expenses and other assets                          416,629      176,939
                                                       -----------   ----------

   Total assets                                         27,627,846   26,998,783
                                                       ===========   ==========


Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------
Deposits                                                23,362,119   22,816,474
Advance payments by borrowers for taxes
  and insurance                                             99,401       41,914
Other liabilities                                          181,136      176,834
                                                       -----------   ----------
   Total liabilities                                    23,642,656   23,035,222
                                                       -----------   ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                               -            -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued and
  229,303 shares outstanding at June 30, 1997 and
  231,928 shares outstanding at March 31, 1997               2,319        2,319
Additional paid-in capital                               1,986,077    1,986,077
Retained earnings, substantially restricted              2,175,746    2,137,485
Treasury stock, at cost (2,625 shares at June 30, 1997)    (26,906)           -
Common stock acquired by Employee Stock Ownership Plan    (149,717)    (153,001)
Common stock awarded by Management Recognition Plan         (2,329)      (9,319)
                                                       -----------   ----------
   Total stockholders' equity                            3,985,190    3,963,561
                                                       -----------   ----------

  Total liabilities and stockholders' equity           $27,627,846   26,998,783
                                                       ===========   ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                       Consolidated Statements of Income

                                                           Three Months Ended
                                                                June 30,
                                                          ---------------------
                                                            1997         1996
                                                          ---------     -------
                                                               (unaudited)
Interest income:
  Loans                                                    $310,350     255,754
  Mortgage-backed securities                                 38,617      45,210
  Investment securities                                      14,609      14,908
  Interest-bearing deposits                                  86,516      98,132
  Dividends on FHLB stock                                     2,985       2,036
                                                           --------     -------
     Total interest income                                  453,077     416,040
                                                           --------     -------

Interest expense:
  Deposits                                                  265,260     224,065
                                                           --------     -------

     Net interest income before provision
      for loan losses                                       187,817     191,975
Provision for loan losses                                     1,500       3,651
                                                           --------     -------
     Net interest income after provision
      for loan losses                                       186,317     188,324
                                                           --------     -------

Non-interest income:
  Loan fees and service charges                                 833       1,295
  Rental income                                               2,750       2,310
  Deposit related fees and other income                       3,638       3,149
                                                           --------     -------
     Total non-interest income                                7,221       6,754
                                                           --------     -------

Non-interest expense:
  Staffing costs                                             78,866      67,572
  Advertising                                                 2,645       4,097
  Occupancy and equipment expenses                           17,790      20,913
  Data processing                                             8,372       8,367
  Federal deposit insurance premiums                          3,646      11,063
  Legal, audit, and examination services                     11,432       8,075
  Other                                                      11,766      11,833
                                                           --------     -------
     Total non-interest expense                             134,517     131,920
                                                           --------     -------

Income before income taxes                                   59,021      63,158

Provision for income taxes                                   20,760      21,700
                                                           --------     -------

     Net income                                            $ 38,261      41,458
                                                           ========     =======


Earnings per share - primary                               $    .18         .19
                                                           --------     -------

Earnings per share - fully diluted                         $    .18         .19
                                                           --------     -------

Dividends declared per common share                        $      -           -
                                                           --------     -------


See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                     Consolidated Statements of Cash Flows

                                                             Three Months Ended
                                                                  June 30,
                                                           ----------------------
                                                           1997              1996
                                                           ----              ----
                                                                (unaudited)
Cash flows from operating activities:
  Net income                                            $    38,261          41,458
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                             5,922           5,946
     Amortization of cost of stock benefit plans             10,274           9,018
     Amortization of investment premiums and discounts          357             357
     Provision for loan losses                                1,500           3,651
     Increase in deferred income                              3,124          19,581
     Decrease in current and deferred income tax             20,192          10,514
     Increase in accrued interest receivable                (20,441)        (10,265)
     Increase in accrued interest payable                    14,453          24,386
     Change in prepaid and accrued items, net              (270,033)        121,637
                                                        -----------      ----------

Net cash provided by (for) operating activities            (196,391)        226,283
                                                        -----------      ----------

Cash flows from investing activities:
     Proceeds from maturities of investment securities      400,000               -
     Proceeds from repayments of mortgage-backed
       securities                                            67,540         155,863
     Purchase of Federal Home Loan Bank stock               (56,400)              -
     Disbursements for loans originated or purchased     (2,873,693)       (589,790)
     Loan repayments                                      1,092,306         479,779
     Property and equipment expenditures                     (6,185)         (5,575)
                                                        -----------      ----------

Net cash provided by (for) investing activities          (1,376,432)         40,277
                                                        -----------      ----------

Cash flows from financing activities:
     Deposit account receipts                             2,662,612       2,304,766
     Deposit account withdrawals                         (2,274,242)     (2,472,210)
     Interest credited to deposit accounts                  157,275         137,444
     Increase in advance payments by borrowers
       for taxes and insurance                               57,487          61,875
     Purchase of treasury stock                             (26,906)              -
                                                        -----------      ----------

Net cash provided by financing activities                   576,226          31,875
                                                        -----------      -----------

Increase (decrease) in cash and cash equivalents           (996,597)         298,435

Cash and cash equivalents at beginning of period          7,243,783        7,313,893
                                                        -----------      -----------

Cash and cash equivalents at end of period              $ 6,247,186        7,612,328
                                                        ===========      ===========

Cash paid during the period for:
    Interest                                            $   250,807          199,679
    Income taxes                                                568           11,186
                                                        ===========      ===========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                         Notes to Financial Statements


Note A -  Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month period ended June 30, 1997, are not necessarily indicative of the results which may be expected for the entire year.

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

Note D -  Earnings Per Share

          Earnings per share for the periods ended June 30, 1997 and 1996 was determined by dividing net income for the period by the weighted average number of both primary and fully diluted shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations.
          Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

Note E -  Effect of New Accounting Standards

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

          Accounting for Earnings per Share. In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share". This statement is intended to simplify the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS does not include potential dilution and is computed by dividing income available to common stockholders by the average number of common shares outstanding. Diluted EPS reflects the potential dilution of securities that could share in the earnings of a company, similar to the fully diluted EPS currently used. The statement requires dual presentation of basic and diluted EPS by companies with complex capital structures. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and will require restatement of all prior-period EPS data presented. The Company does not anticipate that this statement will have a material impact on its diluted earnings per share.

          Disclosure of Information about Capital Structure. In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). This statement establishes standards for disclosing information about an entity's capital structure. It supersedes specific disclosure requirements of APB Opinions No. 10, "Omnibus Opinion-1966," and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations," and consolidates them in this statement for ease of retrieval and for greater visibility to nonpublic entities. This statement is effective for financial statements for periods ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 and No. 15 and SFAS No. 47 and, therefore, is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

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

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                     Management's Discussions and Analysis
               of Financial Condition and Results of Operations


Financial Condition

     The assets of West Town Bancorp, Inc. (the "Company") increased approximately $629,000, or 2.33%, for the three month period ended June 30, 1997. This increase was primarily the result of an increase in mortgage loans receivable held by West Town Savings Bank (the "Bank"), which was primarily funded by excess cash liquidity resulting from maturities of investment securities and mortgage-backed securities and increased deposits during the three month period ended June 30, 1997.

     Net loans receivable increased $1.8 million, or 11.43%, for the three months ended June 30, 1997. During that period, the Bank originated or purchased approximately $1.7 million in loans which exceeded repayments of $1.1 million during the same period.

     The Bank experienced an increase in savings deposits for the three month period of approximately $546,000, or 2.39%. It is management's belief that part of the deposit activity for the three months ended June 30, 1997 can be attributed to new deposit products.

     Stockholders' equity increased approximately $22,000, or .55%, for the three month period ended June 30, 1997. This increase was primarily the result of the amortization of the cost of the Company's stock benefit plans of $10,000, and net income for the three months of $38,000, partially offset by the purchase of treasury stock at a cost of $27,000. As of June 30, 1997, the book value per common share outstanding was $17.38.

Analysis of Operations

     A net profit of $38,000 was recognized for the three months ended June 30, 1997 as compared to net income of $41,000 for the same period in 1996. This $3,000 decrease in net income was due primarily to a decrease in net interest income of $4,000, and an increase in non-interest expense of $3,000, partially offset by a $2,000 decrease in the provision for loan losses, and a decrease in income taxes of $1,000.

     Interest income increased by $37,000 for the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. This was the result of an increase in the average balance of interest-earning assets as well as an increase in the average yield on average interest-earning assets. The average balance of those assets increased from approximately $24.1 million to $25.8 million for the three months ended June 30, 1996 and 1997, respectively. The average yield on average interest-earning assets increased from 6.92% for the three months ended June 30, 1996 to 7.03% for the three months ended June 30, 1997.

     Interest expense increased from $224,000 to $265,000 for the three months ended June 30, 1996 compared to the same period in 1997. This increase was attributable to an increase in the average balance of interest-bearing liabilities and in the average yield on those liabilities. The average balance increased approximately $1.7 million for the three months ended June 30, 1997 as compared to the average balance at June 30, 1996. The average yield on average interest-bearing liabilities increased from 4.23% for the three months ended June 30, 1996 to 4.63% for the three months ended June 30, 1997.

     The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $1,500 and $3,651 were made for the three month periods ended June 30, 1997 and 1996 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

     Non-interest income increased by $500 for the three months ended June 30, 1997 as compared to the same period in 1996. This increase was primarily attributable to an increase in rental income, partially offset by a decline in loan related fee income.

     Non-interest expense increased to $135,000 from $132,000 for the three months ended June 30, 1997 from the three months ended June 30, 1996. The increase was attributable to an increase in compensation and related expenses of $11,000 and an increase in professional fees of $3,000, partially offset by decreases in occupancy and equipment expenses of $3,000, federal deposit insurance premiums of $7,000, and advertising of $1,000.

     The provision for income taxes decreased $1,000 for the three months ended June 30, 1997 as compared to the same period in 1996. This decrease is the direct result of the decrease in pre-tax income between the comparable periods.

Liquidity and Capital Resources
-------------------------------

     At June 30, 1997, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 23.53% and a short-term liquid asset ratio of 22.73%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At June 30, 1997, the Bank had no outstanding commitments to fund loans, and no commitments to purchase mortgage-backed securities or other investment securities.

     The Bank was in compliance with regulatory capital requirements at June 30, 1997. Capital requirements, ratios, and balances are as follows:

                                            Percent of
                                   Amount   Assets (2)  Requirement  Excess
                                   ------   ----------  -----------  -------
                                             (Dollars in thousands)
Regulatory Capital
  Ratios at
  June 30, 1997: (1)

 Core.......................       $2,968     11.09%        $803     $2,165
 Risk-based.................        3,009     26.23          918      2,091
-----------------

     (1) Current capital requirements as of June 30, 1997 consist of a core capital ratio of 3.00% and a risk-based capital ratio of 8.00%.

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

          Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

Item 5.   OTHER INFORMATION

          Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Computation of earnings per share (Exhibit 11 filed herewith)

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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


                            WEST TOWN BANCORP, INC.
                            -----------------------
                                   Registrant



DATE:  August 1, 1997



BY: /s/ Dennis B. Kosobucki
    ------------------------------------------
    Dennis B. Kosobucki
    Chairman of the Board,
    President and Chief Executive Officer
    (Duly Authorized Representative and
    Principal Executive Officer)



BY: /s/ Jeffrey P. Kosobucki
    ------------------------------------------
    Jeffrey P. Kosobucki
    Vice President and Chief Financial Officer
    (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.                                                             Page No.
-----------                                                             --------

 11       Statement regarding Computation of Earnings Per Share

 27       Financial data schedule