Form 10QSB
period 1997-09-30
WEST TOWN BANCORP INC
filed 1997-11-13
CIK 926867

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ____________________________


                                  FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997


                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________



                            WEST TOWN BANCORP, INC.
                            -----------------------
       (Exact name of small business issuer as specified in its charter)


     United States                                    36-3785272
     -------------                                 ---------------
(State or other jurisdiction                       I.R.S. Employer
   of incorporation or                             Identification
     organization)                                     Number



4852 WEST 30TH STREET, CICERO, ILLINOIS                 60804
---------------------------------------            ---------------
(Address of Principal executive offices)              (Zip Code)

Issuer's telephone number, including area code:    (708) 652-2000
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


     As of November 7, 1997, the issuer had 224,303 shares of Common stock issued and outstanding; see accompanying notes.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------



Part I.  FINANCIAL INFORMATION                                    PAGE
                                                                  ----


     Item 1.  Financial Statements
                Consolidated Statements of Financial Condition
                September 30, 1997 (unaudited) and
                March 31, 1997                                       3

                Consolidated Statements of Income, Three
                And Six Months Ended September 30, 1997 and 1996
                (unaudited)                                          4

                Consolidated Statements of Cash Flows, Six
                Months Ended September 30, 1997 and 1996
                (unaudited)                                          5

                Notes to Financial Statements                       6-9

     Item 2.  Management's Discussion and Analysis or Plan of
                Operation                                          10-12



Part II.  OTHER INFORMATION                                         13

          Signatures                                                14

          Index to Exhibits                                         15

          Earnings Per Share Analysis(Exhibit 11)                   16

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                 Consolidated Statements of Financial Condition

                                                    September 30,   March 31,
                                                    -------------   ---------
                                                         1997          1997
                                                         ----          ----
Assets                                               (unaudited)
------

Cash and amounts due from
  depository institutions                             $   818,231      718,157
Interest-bearing deposits                               6,164,277    6,525,626
                                                      -----------   ----------
   Total cash and cash equivalents                      6,982,508    7,243,783
U.S. Government and agency obligations
  (fair value:  September 30, 1997 - $700,200;
  March 31, 1997 - $1,082,000)                            699,983    1,100,315
Mortgage-backed securities
  (fair value:  September 30, 1997 - $1,984,000;
  March 31, 1997 - $2,465,000)                          1,965,533    2,494,292
Loans receivable (net of allowance for
  loan losses:  September 30, 1997 - $43,171;
  March 31, 1997 - $40,171)                            17,749,204   15,552,545
Stock in Federal Home Loan Bank of Chicago                177,400      121,000
Accrued interest receivable                               150,706      110,380
Office properties and equipment - net                     193,693      199,529
Prepaid expenses and other assets                         280,449      176,939
                                                      -----------   ----------
   Total assets                                        28,199,476   26,998,783
                                                      ===========   ==========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                               24,018,527   22,816,474
Advance payments by borrowers for taxes
  and insurance                                            29,684       41,914
Other liabilities                                         186,104      176,834
                                                      -----------   ----------
   Total liabilities                                   24,234,315   23,035,222
                                                      -----------   ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                              -            -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued
  and 224,303 shares outstanding at
  September 30, 1997; and 231,928 shares outstanding
  at March 31, 1997                                         2,319        2,319
Additional paid-in capital                              1,986,077    1,986,077
Retained earnings, substantially restricted             2,205,025    2,137,485
Treasury stock, at cost (7,625 shares
  at September 30, 1997)                                  (81,906)           -
Common stock acquired by Employee Stock Ownership Plan   (146,354)    (153,001)
Common stock acquired by Management Recognition Plan            -       (9,319)
                                                      -----------   ----------
   Total stockholders' equity                           3,965,161    3,963,561
                                                      -----------   ----------
  Total liabilities and stockholders' equity          $28,199,476   26,998,783
                                                      ===========   ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                       Consolidated Statements of Income

                                           Three Months Ended   Six Months Ended
                                              September 30,       September 30,
                                           -------------------  -----------------
                                             1997       1996     1997      1996
                                           ---------  --------  -------  --------
                                               (unaudited)         (unaudited)
Interest income:
  Loans                                     $338,322  255,220   648,672  510,974
  Mortgage-backed securities                  30,802   44,424    69,419   89,634
  Investment securities                        6,563   14,643    21,172   29,551
  Interest-bearing deposits                   84,351   92,167   170,867  190,299
  Dividends on FHLB stock                      2,925    2,059     5,910    4,095
                                            --------  -------   -------  -------
    Total interest income                    462,963  408,513   916,040  824,553
                                            --------  -------   -------  -------

Interest expense:
  Deposits                                   283,751  226,068   549,011  450,133
                                            --------  -------   -------  -------

     Net interest income before
       provision for loan losses             179,212  182,445   367,029  374,420
Provision for loan losses                      1,500    3,651     3,000    7,302
                                            --------  -------   -------  -------
     Net interest income after
      provision for loan losses              177,712  178,794   364,029  367,118
                                            --------  -------   -------  -------

Non-interest income:
  Loan fees and service charges                2,595      449     3,428    1,744
  Loss on sale of real estate owned                -   (5,282)        -   (5,282)
  Rental income                                  990    2,310     3,740    4,620
  Deposit related fees and other income        3,960    3,675     7,598    6,824
                                            --------  -------   -------  -------
     Total non-interest income                 7,545    1,152    14,766    7,906
                                            --------  -------   -------  -------

Non-interest expense:
  Staffing costs                              75,601   75,239   154,467  142,811
  Advertising                                  2,790    2,049     5,435    6,146
  Occupancy and equipment expense             17,884   23,806    35,674   44,719
  Data processing                             10,050    8,238    18,422   16,605
  Federal deposit insurance premiums           3,579  139,720     7,225  150,783
  Legal, audit and examination services       17,336   10,378    28,768   18,453
  Other                                       14,116   12,906    25,882   24,739
                                            --------  -------   -------  -------
     Total non-interest expense              141,356  272,336   275,873  404,256
                                            --------  -------   -------  -------

Income (loss) before income taxes             43,901  (92,390)  102,922  (29,232)

Provision for (benefit from)
  income taxes                                14,622  (34,445)   35,382  (12,745)
                                            --------  -------   -------  -------

     Net income (loss)                      $ 29,279  (57,945)   67,540  (16,487)
                                            ========  =======   =======  =======

Earnings (loss) per share
 - primary                                  $    .14     (.27)      .32     (.08)
                                            --------  -------   -------  -------

Earnings (loss) per share
 - fully diluted                            $    .14     (.27)     .32      (.08)
                                            --------  -------   -------  -------

Dividends declared per common share         $     -        -         -        -
                                            --------  -------   -------  -------


See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                     Consolidated Statements of Cash Flows

                                                                Six Months Ended
                                                                 September 30,
                                                               ------------------
                                                               1997          1996
                                                               ----          ----
                                                                  (unaudited)
Cash flows from operating activities:
  Net income (loss)                                         $    67,540     (16,487)
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                                12,021      12,033
     Amortization of cost of stock benefit plans                 15,966      18,107
     Loss on sale of real estate owned                             -          5,282
     Amortization of investment premiums and discounts              332         713
     Provision for loan losses                                    3,000       7,302
     Increase in deferred income                                  7,560      26,454
     Decrease in current and deferred income tax                 (2,335)    (63,564)
     (Increase) decrease in accrued interest receivable         (40,326)     25,366
     Increase in accrued interest payable                        41,794      72,395
     Change in prepaid and accrued items, net                  (133,699)    171,138
                                                            -----------  ----------

Net cash provided by (for) operating activities                 (28,147)    258,739
                                                            -----------  ----------

Cash flows from investing activities:
     Proceeds from maturities of investment securities          400,000        -
     Proceeds from repayments of mortgage-backed
       securities                                               528,759     334,420
     Purchase of Federal Home Loan Bank stock                   (56,400)       -
     Disbursements for loans originated or purchased         (5,037,426) (1,661,182)
     Loan repayments                                          2,830,207     947,721
     Proceeds from sale of real estate owned                       -        207,504
     Property and equipment expenditures                         (6,185)     (5,575)
     Real estate owned expenditures                                -           (910)
                                                            -----------  ----------

Net cash provided for investing activities                   (1,341,045)   (178,022)
                                                            -----------  ----------

Cash flows from financing activities:
     Deposit account receipts                                 5,594,146   3,878,923
     Deposit account withdrawals                             (4,721,002) (4,234,045)
     Interest credited to deposit accounts                      328,909     275,609
     Decrease in advance payments by borrowers
       for taxes and insurance                                  (12,230)    (24,861)
     Purchase of treasury stock                                 (81,906)       -
     Proceeds from exercise of stock options                       -         11,100
                                                            -----------  ----------

Net cash provided by (for) financing activities               1,107,917     (93,274)
                                                            -----------  ----------

Decrease in cash and cash equivalents                          (261,275)    (12,557)

Cash and cash equivalents at beginning of period              7,243,783   7,313,893
                                                            -----------  ----------

Cash and cash equivalents at end of period                  $ 6,982,508   7,301,336
                                                            ===========  ==========

Cash paid during the period for:
    Interest                                                $   507,217     377,738
    Income taxes                                                 37,695      50,819
                                                            ===========  ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                         Notes to Financial Statements


Note A -  Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six month periods ended September 30, 1997, are not necessarily indicative of the results which may be expected for the entire year.

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

Note D -  Earnings Per Share
          ------------------

          Earnings per share for the periods ended September 30, 1997 and 1996 was determined by dividing net income for the period by the weighted average number of both primary and fully diluted shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

-----------------------------------------

Note E -  Effect of New Accounting Standards
          ----------------------------------

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

          Accounting for Earnings Per Share. In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

          Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB No. 15.

-----------------------------------------

Note E -  Effect of New Accounting Standards (continued)
          ----------------------------------------------

          SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The following presentation illustrates pro forma basic and diluted earnings per share based on the provisions of SFAS No. 128:

                                         Three Months Ended   Six Months Ended
                                            September 30,       September 30,
                                         ------------------   ----------------
                                            1997     1996       1997     1996
                                            ----     ----       ----     ----

          Weighted average number of
            common shares outstanding
            used in basic earnings per
            share calculation              214,473  214,911    215,189  214,671
          Add common stock equivalents
            for shares issuable under
            Stock Option Plan                 *        *           *       *
                                           -------  -------     ------- -------
          Weighted average number of
            shares outstanding adjusted
            for common stock equivalent    214,473  214,911     215,189 214,671
                                           =======  =======     ======= =======

          Net income                    $   29,279  (57,945)     67,540 268,749
                                           =======  =======     ======= =======

          Basic earnings per share      $      .14     (.27)        .32    (.08)
                                               ===      ===         ===     ===

          Diluted earnings per share    $      .14     (.27)        .32    (.08)
                                               ===      ===         ===     ===


          *The fair value of the stock for all periods presented was $10.00 per share, the same as the stock option exercise price; therefore no common stock equivalents are computed.

          Disclosure of earnings per share calculated in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share" is contained in Exhibit 11.

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

          Reporting Comprehensive Income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this statement.

-----------------------------------------

Note E -  Effect of New Accounting Standards (continued)
          ----------------------------------------------

          Disclosures About Segments of an Enterprise and Related Information. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected information about operating segments in interim financial reports. The Company has not yet determined the impact of adopting this statement.

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

                            WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES

                     Management's Discussions and Analysis
                of Financial Condition and Results of Operations


Financial Condition
-------------------

          The assets of West Town Bancorp, Inc. (the "Company") increased approximately $1.2 million, or 4.45%, for the six month period ended September 30, 1997. This increase was primarily the result of an increase in mortgage loans receivable held by West Town Savings Bank (the "Bank"), which was primarily funded by excess cash liquidity resulting from maturities of investment securities and mortgage-backed securities and increased deposits during the six month period ended September 30, 1997.

          Net loans receivable increased $2.2 million, or 14.12%, for the six months ended September 30, 1997. During that period, the Bank originated or purchased approximately $2.8 million in loans which approximated repayments of $2.8 million during the same period.

          The Bank experienced an increase in savings deposits for the six month period of approximately $1.2 million, or 5.27%. It is management's belief that part of the deposit activity for the six months ended September 30, 1997 can be attributed to new deposit products.

          Stockholders' equity increased approximately $1,600, or .01%, for the six month period ended September 30, 1997. This increase was primarily the result of the amortization of the cost of the Company's stock benefit plans of $16,000, and net income for the six months of $68,000, partially offset by the purchase of treasury stock at a cost of $82,000. As of September 30, 1997, the book value per common share outstanding was $17.68.

Analysis of Operations
----------------------

          A net profit of $29,000 was recognized for the three months ended September 30, 1997 as compared to a net loss of $58,000 for the same period in 1996. This $87,000 increase in net income was due primarily to an increase in non-interest income of $6,000, and a decrease in non-interest expense of $131,000, partially offset by an increase in income taxes of $49,000. The Company's net income for the six months ended September 30, 1997 was $68,000 as compared to a net loss of $16,000 for the six months ended September 30, 1996. This $84,00 increase in net income was due primarily to a $7,000 increase in non-interest income, and a $128,000 decrease in non-interest expense, partially offset by a $48,000 increase in income taxes.

          Interest income increased by $54,000 and $91,000 for the three and six month periods ended September 30, 1997, respectively, as compared to the three and six month periods ended September 30, 1996. This was primarily a result of an increase in the average balances of interest-earnings assets, as well as an increase in the average yield on those assets. The average balances of those assets increased from approximately $24.2 million to $26.5 million for the three months ended September 30, 1996 and 1997, respectively, and from $24.1 million to $26.1 million for the six months ended September 30, 1996 and 1997, respectively. These increases were accompanied by an increase in the average yield on average interest-earning assets from 6.76% and 6.84% for the three and six months ended September 30, 1996 to 7.00% and 7.01% for the three and six months ended September 30, 1997.

----------------------------------

          Interest expense increased from $226,000 to $284,000 from the three months ended September 30, 1996 compared to the same period in 1997. For the six months ended September 30, 1996 interest expense was $450,000 as compared to $549,000 for the same six months in 1997. These increases were attributable to increases in the average balances of interest-bearing liabilities and increases in the yield on those liabilities. The average balances increased approximately $2.4 million and $2.1 million for the three and six months ended September 30, 1997 as compared to the average balances at September 30, 1996, respectively. The yield on average interest-bearing liabilities increased from 4.27% and 4.25% for the three and six months ended September 30, 1996 to 4.82% and 4.83% for the three and six months ended September 30, 1997.

          The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $1,500 and $3,651 were made for the three month periods ended September 30, 1997 and 1996 respectively, and provisions of $3,000 and $7,302 were made for the six month periods ended September 30, 1997 and 1996 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

          Non-interest income increased by $6,000 for the three months ended September 30, 1997 as compared to the same period in 1996. Non-interest income increased by $7,000 for the six months ended September 30, 1997 as compared to the same period in 1996. These increases were primarily attributable to an increase in loan related fee income and a $5,000 loss recognized on the sale of foreclosed real estate in 1996.

          Non-interest expense decreased from $272,000 to $141,000 from the three months ended September 30, 1996 to the three months ended September 30, 1997. Non-interest expense decreased from $404,000 to $276,000 from the six months ended September 30, 1996 to the six months ended September 30, 1997. These decreases were primarily the result of a $128,000 charge, reflected in the 1996 periods, for the estimated amount of the special insurance assessment adopted by the FDIC to recapitalize the Savings Association Insurance Fund. Occupancy expenses also decreased in the 1997 periods as compared to the same periods in 1996. These decreases were partially offset by increases in staffing costs and professional fees.

          The provision for income taxes increased $49,000 and $48,000 for the three and six months ended September 30, 1997, respectively, as compared to the same periods in 1996. These increases were attributable to pre-tax income in the 1997 periods as compared to pre-tax losses in the 1996 periods.

Liquidity and Capital Resources
-------------------------------

          At September 30, 1997, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 25.76% and a short-term liquid asset ratio of 23.08%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At September 30, 1997, the Bank had no outstanding commitments to fund loans, and no commitments to purchase mortgage-backed securities or other investment securities.

          The Bank was in compliance with regulatory capital requirements at September 30, 1997. Capital requirements, ratios, and balances are as follows:


                                                                Percent of
                                                       Amount   Assets (2)    Requirement  Excess
                                                       ------   ----------    -----------  ------
                                                                (Dollars in thousands)

Regulatory Capital
  Ratios at
  September 30, 1997: (1)

 Core.......................                           $2,995       10.92%        $823     $2,172
 Risk-based.................                            3,038       26.05          933      2,105

-----------------

  (1) Current capital requirements as of September 30, 1997 consist of a core capital ratio of 3.00% and a risk-based capital ratio of 8.00%.

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

          Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          (a) The Annual Meeting of Stockholders (the "Meeting") of West Town Bancorp, Inc. was held July 9, 1997 at 1:00 PM at the Company's offices located at 4852 West 30th Street, Cicero, Illinois.

          (b) Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities and Exchange Act; there was no solicitation in opposition and all nominees were elected.

          (c)  The following are the results of each matter voted upon at the
               Meeting:


               (I)   The election of Directors:

                                             For    Withheld
                                           -------  --------
                     Edward J. Hradecky    205,846      0
                     John A. Storcel       205,846      0
                     James Kucharczyk      205,846      0

               (ii) The ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ended March 31, 1998:

                     Votes For:            205,846
                                           -------
                     Votes Against:           0
                                           -------
                     Abstentions:             0
                                           -------

Item 5.   OTHER INFORMATION
          -----------------

          Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Computation of earnings per share (Exhibit 11 filed herewith)

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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


                            WEST TOWN BANCORP, INC.
                            -----------------------
                                  Registrant



DATE:  November 7, 1997


BY:     /s/ Dennis B. Kosobucki
   -----------------------------------
                             Dennis B. Kosobucki
                             Chairman of the Board,
                             President and Chief Executive Officer
                             (Duly Authorized Representative and
                              Principal Executive Officer)



BY:     /s/ Jeffrey P. Kosobucki
   -----------------------------------
                             Jeffrey P. Kosobucki
                             Vice President and Chief Financial Officer
                             (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.                                                          PAGE
-----------                                                          ----
     11       Statement regarding Computation of Earnings Per Share   16