Form 10QSB
period 1997-12-31
WEST TOWN BANCORP INC
filed 1998-02-10
CIK 926867

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                         ____________________________



                                  FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997


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

                    Yes    X      No_________
                       ---------

     Transitional Small Business Disclosure Format

                    Yes_________  No    X
                                    ---------


     As of February 6, 1998, the issuer had 224,303 shares of Common stock issued and outstanding; see accompanying notes.

                            WEST TOWN BANCORP, INC.


Part I.   FINANCIAL INFORMATION                                      PAGE

     Item 1.   Financial Statements
                  Consolidated Statements of Financial Condition
                  December 31, 1997 (unaudited) and
                  March 31, 1997                                       4

                  Consolidated Statements of Income, Three
                  and Nine Months Ended December 31, 1997 and 1996
                  (unaudited)                                          5

                  Consolidated Statements of Stockholders' Equity
                  Nine Months Ended December 31, 1997 (unaudited)      6

                  Consolidated Statements of Cash Flows, Nine
                  Months Ended December 31, 1997 and 1996
                  (unaudited)                                          7

                  Notes to Financial Statements                       8-9

     Item 2.   Management's Discussion and Analysis or Plan of
               Operation                                             10-12



Part II.  OTHER INFORMATION                                           13

          Signatures                                                  14

          Index to Exhibits                                           15

          Earnings Per Share Analysis(Exhibit 11)                     16

                        PART I - FINANCIAL INFORMATION

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                Consolidated Statements of Financial Condition


                                                    December 31,   March 31,
                                                    ------------   ----------
                                                        1997          1997
                                                    ------------   ----------
Assets                                               (unaudited)
------

Cash and amounts due from
  depository institutions                            $   602,582      718,157
Interest-bearing deposits                              6,012,092    6,525,626
                                                     -----------   ----------
   Total cash and cash equivalents                     6,614,674    7,243,783
U.S. Government and agency obligations
  (fair value: December 31, 1997 - $495,000;
  March 31, 1997 - $1,082,000)                           500,000    1,100,315
Mortgage-backed securities
  (fair value: December 31, 1997 - $1,717,000;
  March 31, 1997 - $2,465,000)                         1,703,156    2,494,292
Other investment securities, available for sale,
  at fair value                                          100,000            -
Loans receivable (net of allowance for
  loan losses: December 31, 1997 - $44,671;
  March 31, 1997 - $40,171)                           19,741,116   15,552,545
Stock in Federal Home Loan Bank of Chicago               177,400      121,000
Accrued interest receivable                              187,547      110,380
Office properties and equipment - net                    207,066      199,529
Prepaid expenses and other assets                        251,481      176,939
                                                     -----------   ----------

   Total assets                                       29,482,440   26,998,783
                                                     ===========   ==========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------
Deposits                                              25,189,938   22,816,474
Advance payments by borrowers for taxes
  and insurance                                           87,144       41,914
Other liabilities                                        199,438      176,834
                                                      ----------   ----------
   Total liabilities                                  25,476,520   23,035,222
                                                      ----------   ----------

Stockholders' Equity
--------------------------------------------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                             -            -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued
  and 224,303 shares outstanding at
  December 31, 1997; and 231,928 shares outstanding
  at March 31, 1997                                        2,319        2,319
Additional paid-in capital                             1,986,077    1,986,077
Retained earnings, substantially restricted            2,242,340    2,137,485
Treasury stock, at cost (7,625 shares
  at December 31, 1997)                                  (81,906)           -
Common stock acquired by Employee Stock Ownership Plan  (142,910)    (153,001)
Common stock acquired by Management Recognition Plan           -       (9,319)
                                                      ----------   ----------
   Total stockholders' equity                          4,005,920    3,963,561
                                                      ----------   ----------

  Total liabilities and stockholders' equity         $29,482,440   26,998,783
                                                      ==========   ==========



See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                       Consolidated Statements of Income

                                                     Three Months Ended                     Nine Months Ended
                                                        December 31,                          December 31,
                                                 --------------------------             -------------------------
                                                     1997            1996                 1997            1996
                                                         (unaudited)                           (unaudited)
Interest income:
  Loans                                           $   368,492       277,908              1,017,164        788,882
  Mortgage-backed securities                           30,161        40,060                 99,580        129,694
  Investment securities                                 9,073        14,672                 30,245         44,223
  Interest-bearing deposits                            89,563        93,459                260,430        283,758
  Dividends on FHLB stock                               3,130         2,010                  9,040          6,105
                                                     --------       -------              ---------      ---------
    Total interest income                             500,419       428,109              1,416,459      1,252,662
                                                     --------       -------              ---------      ---------

Interest expense:
  Deposits                                            310,248       238,581                859,259        688,714
                                                     --------       -------              ---------      ---------

     Net interest income before
       provision for loan losses                      190,171       189,528                557,200        563,948
Provision for loan losses                               1,500         1,500                  4,500          8,802
                                                     --------       -------              ---------      ---------
     Net interest income after
       provision for loan losses                      188,671       188,028                552,700        555,146
                                                     --------       -------              ---------      ---------

Non-interest income:
  Loan fees and service charges                         3,861         3,578                  7,289          5,322
  Loss on sale of real estate owned                       -             -                      -           (5,282)
  Rental income                                         2,230         3,150                  5,970          7,770
  Deposit related fees and other income                 3,394         2,761                 10,992          9,585
                                                     --------       -------              ---------      ---------
     Total non-interest income                          9,485         9,489                 24,251         17,395
                                                     --------       -------              ---------      ---------
Non-interest expense:
  Staffing costs                                       72,335        72,991                226,802        215,802
  Advertising                                           5,746         3,627                 11,181          9,773
  Occupancy and equipment expense                      18,708        21,979                 54,382         66,698
  Data processing                                       9,865         8,053                 28,287         24,658
  Federal deposit insurance premiums                    3,685           -                   10,910        150,622
  Legal, audit and examination fees                    15,643        11,244                 44,411         29,697
  Other                                                11,987         9,313                 37,869         34,213
                                                     --------       -------              ---------      ---------
     Total non-interest expense                       137,969       127,207                413,842        531,463
                                                     --------       -------              ---------      ---------

Income before income taxes                             60,187        70,310                163,109         41,078

Provision for income taxes                             22,872        21,420                 58,254          8,675
                                                     --------       -------              ---------      ---------
     Net income                                   $    37,315        48,890                104,855         32,403
                                                     ========       =======              =========      =========

Earnings per share - basic                        $       .18           .23                    .49            .15
                                                         ----          ----                   ----            ---
Earnings per share - diluted                      $       .18           .23                    .49            .15
                                                         ----          ----                   ----            ---
Dividends declared per common share               $       -             -                      -              -
                                                         ----          ----                   ----            ---



See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

          Consolidated Statements of Changes in Stockholders' Equity

                                  (Unaudited)


                                                                                               Common          Common
                                                 Additional                                     Stock           Stock
                                      Common      Paid-In      Retained       Treasury         Acquired        Awarded
                                      Stock       Capital      Earnings        Stock           by ESOP          by MRP      Total
                                      ------     ----------    ---------      --------         --------        -------    ---------


Balance at March 31, 1997             $2,319      1,986,077    2,137,485          -            (153,001)        (9,319)   3,063,561

Additions (deductions) for the
 period ended December 31, 1997:

 Net income                                                      104,855                                                    104,855

 Purchase of treasury
  stock (7,625 shares)                                                        (81,906)                                      (81,906)

 Amortization of award of MRP                                                                                    9,319        9,319

 Contribution to fund ESOP loan                                                                  10,091                      10,091
                                      ------      ---------    ---------       ------           -------         ------    ---------
Balance at December 31, 1997          $2,319      1,986,077    2,242,340      (81,906)         (142,910)          -       4,005,920
                                      ======      =========    =========       ======           =======         ======    =========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                     Consolidated Statement of Cash Flows

                                                                            Nine Months Ended
                                                                               December 31,
                                                                       ----------------------------
                                                                           1997            1996
                                                                           ----            ----
                                                                                (unaudited)
Cash flows from operating activities:
  Net income                                                           $    104,855          32,403
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                                            17,943          18,164
     Amortization of cost of stock benefit plans                             19,410          27,270
     Loss on sale real estate owned                                               -           5,282
     Amortization of investment premiums and discounts                          315           1,069
     Provision for loan losses                                                4,500           8,802
     Increase in deferred income                                             20,153          27,510
     Decrease in current and deferred income tax                             (2,813)        (42,344)
     (Increase) decrease in accrued interest receivable                     (77,167)         22,671
     Increase in accrued interest payable                                    30,533          75,536
     Change in prepaid and accrued items, net                               (79,658)       (144,191)
                                                                       ------------    ------------
Net cash provided by operating activities                                    38,071          32,172
                                                                       ------------    ------------
Cash flows from investing activities:
     Proceeds from maturities of investment securities                      600,000               -
     Proceeds from repayments of mortgage-backed
       securities                                                           791,136         447,541
     Purchase of investment securities,
       available for sale                                                  (100,000)              -
     Purchase of Federal Home Loan Bank stock                               (56,400)              -
     Disbursements for loans originated or purchased                     (9,977,004)     (3,822,823)
     Loan repayments                                                      5,763,780       1,391,750
     Proceeds from sale of real estate owned                                      -         207,504
     Property and equipment expenditures                                    (25,480)         (5,837)
     Real estate owned expenditures                                               -            (910)
                                                                       ------------    ------------
Net cash provided for investing activities                               (3,003,968)     (1,782,775)

Cash flows from financing activities:
     Deposit account receipts                                             9,738,443       7,143,597
     Deposit account withdrawals                                         (7,893,397)     (6,334,344)
     Interest credited to deposit accounts                                  528,418         415,603
     Increase in advance payments by borrowers
       for taxes and insurance                                               45,230          37,118
     Purchase of treasury stock                                             (81,906)              -
     Proceeds from exercise of stock options                                      -          11,100
                                                                       ------------    ------------
Net cash provided by financing activities                                 2,336,788       1,273,074
                                                                       ------------    ------------
Decrease in cash and cash equivalents                                      (629,109)       (477,529)

Cash and cash equivalents at beginning of period                          7,243,783       7,313,893
                                                                       ------------    ------------
Cash and cash equivalents at end of period                             $  6,614,674       6,836,364
                                                                       ============    ============
Cash paid during the period for:
    Interest                                                           $    828,726         613,178
    Income taxes                                                             61,045          51,019
                                                                       ============    ============


See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                         Notes to Financial Statements


Note A -  Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine month periods ended December 31, 1997, are not necessarily indicative of the results which may be expected for the entire year.

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

Note D -  Earnings Per Share
          ------------------

          Earnings per share for the three and nine month periods ended December 31, 1997 and 1996 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts. Earnings per share data for the three and nine month periods ended December 31, 1996 have been restated for comparative purposes to reflect the implementation of Statement of Financial Accounting Standard No. 128.

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

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                     Management's Discussions and Analysis
               of Financial Condition and Results of Operations


Financial Condition
-------------------

     The assets of West Town Bancorp, Inc. (the "Company") increased approximately $2.5 million, or 9.20%, for the nine month period ended December 31, 1997. This increase was primarily the result of an increase in mortgage loans receivable held by West Town Savings Bank (the "Bank"), which was primarily funded by excess cash liquidity resulting from maturities of investment securities and mortgage-backed securities and increased deposits during the nine month period ended December 31, 1997.

     Net loans receivable increased $4.2 million, or 26.93%, for the nine months ended December 31, 1997. During that period, the Bank originated or purchased approximately $10.0 million in loans which exceeded repayments of $5.8 million during the same period.

     The Bank experienced an increase in savings deposits for the nine month period of approximately $2.4 million, or 10.40%. It is management's belief that part of the deposit activity for the nine months ended December 31, 1997 can be attributed to new deposit products.

     Stockholders' equity increased approximately $42,000, or 1.07%, for the nine month period ended December 31, 1997. This increase was primarily the result of the amortization of the cost of the Company's stock benefit plans of $19,000, and net income for the nine months of $105,000, partially offset by the purchase of treasury stock at a cost of $82,000. As of December 31, 1997, the book value per common share outstanding was $17.86.

Analysis of Operations
----------------------

     A net profit of $37,000 was recognized for the three months ended December 31, 1997 as compared to a net profit of $49,000 for the same period in 1996. This $12,000 decrease in net income was due primarily to an increase in non-interest expense of $11,000. The Company's net income for the nine months ended December 31, 1997 was $105,000 as compared to net income of $32,000 for the nine months ended December 31, 1996. This $73,000 increase in net income was due primarily to a $7,000 increase in non-interest income, and a $118,000 decrease in non-interest expense, partially offset by a $50,000 increase in income taxes.

     Interest income increased by $72,000 and $164,000 for the three and nine month periods ended December 31, 1997, respectively, as compared to the three and nine month periods ended December 31, 1996. This was primarily a result of an increase in the average balances of interest-earnings assets, as well as an increase in the average yield on those assets. The average balances of those assets increased from approximately $25.1 million to $27.8 million for the three months ended December 31, 1996 and 1997, respectively, and from $24.6 million to $26.7 million for the nine months ended December 31, 1996 and 1997, respectively. These increases were accompanied by an increase in the average yield on average interest-earning assets from 6.82% and 6.80% for the three and nine months ended December 31, 1996 to 7.21% and 7.08% for the three and nine months ended December 31, 1997.

----------------------------------

     Interest expense increased from $239,000 to $310,000 from the three months ended December 31, 1996 compared to the same period in 1997. For the nine months ended December 31, 1996 interest expense was $689,000 as compared to $859,000 for the same nine months in 1997. These increases were attributable to increases in the average balances of interest-bearing liabilities and increases in the yield on those liabilities. The average balances increased approximately $3.1 million and $2.3 million for the three and nine months ended December 31, 1997 as compared to the average balances at December 31, 1996, respectively. The yield on average interest-bearing liabilities increased from 4.38% and 4.27% for the three and nine months ended December 31, 1996 to 4.99% and 4.81% for the three and nine months ended December 31, 1997.

     The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $1,500 and $1,500 were made for the three month periods ended December 31, 1997 and 1996 respectively, and provisions of $4,500 and $8,802 were made for the nine month periods ended December 31, 1997 and 1996 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

     Non-interest income remained constant for the three months ended December 31, 1997 as compared to the same period in 1996. Non-interest income increased by $7,000 for the nine months ended December 31, 1997 as compared to the same period in 1996. This increase was primarily attributable to an increase in loan related fee income and a $5,000 loss recognized on the sale of foreclosed real estate in 1996.

     Non-interest expense increased from $127,000 to $138,000 from the three months ended December 31, 1996 to the three months ended December 31, 1997. This increase was primarily attributable to an increase in federal deposit insurance premiums and professional fees. Non-interest expense decreased from $531,000 to $414,000 from the nine months ended December 31, 1996 to the nine months ended December 31, 1997. This decrease was primarily the result of a $128,000 charge, reflected in the 1996 periods, for the amount of the special insurance assessment adopted by the FDIC to recapitalize the Savings Association Insurance Fund. Occupancy expenses also decreased in the 1997 period as compared to the same period in 1996. These decreases were partially offset by increases in staffing costs and professional fees.

     The provision for income taxes increased $2,000 and $50,000 for the three and nine months ended December 31, 1997, respectively, as compared to the same periods in 1996. These increases were attributable to changes in pre-tax income between the comparable periods.

Liquidity and Capital Resources
-------------------------------

     At December 31, 1997, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 23.10% and a short-term liquid asset ratio of 19.14%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At December 31, 1997, the Bank had no outstanding commitments to fund loans, and no commitments to purchase mortgage-backed securities or other investment securities.

     The Bank was in compliance with regulatory capital requirements at December 31, 1997. Capital requirements, ratios, and balances are as follows:

                                      Percent of
                             Amount   Assets (2)  Requirement  Excess
                             ------   ----------  -----------  ------
                                     (Dollars in thousands)
Regulatory Capital
  Ratios at
  December 31, 1997: (1)

 Core......................  $3,033     10.57%       $861      $2,172
 Risk-based................   3,078     24.65         999       2,079
-----------------

     (1) Current capital requirements as of December 31, 1997 consist of a core capital ratio of 3.00% and a risk-based capital ratio of 8.00%.

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

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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



DATE:  February 6, 1998



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