Form 10-K405
period 1998-03-31
WEST TOWN BANCORP INC
filed 1998-06-10
CIK 926867

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 1998

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

     As of May 31, 1998 there were issued and outstanding 224,303 shares of the Registrant's common stock which is traded over the counter through the National Daily Quotation System "Pink Sheet" published by the National Quotation Bureau, Inc. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the estimated value of the stock on May 31, 1998 was $2,691,636 (224,303 shares at $12 per share). For purposes of this calculation directors and officers of the Registrant are considered non-affiliates of the Registrant.


                      DOCUMENTS INCORPORATED BY REFERENCE

     The Annual Report to Stockholders for the year ended March 31, 1998 is incorporated by reference into Part II of this Form 10-K.

     The Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

                                     INDEX


PART I                                                                   PAGE
                                                                         ----

Item 1.   Business...................................................       1

Additional Item.  Executive Officers of the Registrant...............      26

Item 2.   Properties.................................................      26

Item 3.   Legal Proceedings..........................................      26

Item 4.   Submission of Matters to a Vote of Security Holders........      26


PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters........................................      26

Item 6.   Selected Financial Data....................................      26

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............      26

Item 8.   Financial Statements and Supplementary Data................      26

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.....................      27


PART III

Item 10.  Directors and Executive Officers of the Registrant.........      27

Item 11.  Executive Compensation.....................................      27

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management......................................      27

Item 13.  Certain Relationships and Related Transactions.............      27


PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K........................................      28

Item 15.  SIGNATURES.................................................      29

                                     PART I
Item I. Business.
-----------------

General

     West Town Bancorp, Inc. (also referred to as the "Company") was incorporated under Delaware law on May 6, 1994. On March 1, 1995, the Registrant acquired West Town Savings Bank (the "Bank") as a part of the Bank's conversion from a mutual to a stock state chartered savings bank. The Registrant is a savings bank holding company and is subject to regulation by the Office of the Illinois Commissioner of Banks and Real Estate (the "OBRE"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, the Registrant does not transact any material business other than through the Bank and West Town Insurance Agency, the Bank's wholly-owned subsidiary. The Registrant received conversion proceeds amounting to $1.9 million, of which $944,000 was utilized to acquire all of the capital stock of the Bank. At March 31, 1998, the Company had total assets of $29.5 million and stockholders' equity of $4.0 million (13.7% of total assets).

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

Lending Activities

     Loan and Mortgage-Backed Securities Portfolio Compositions. The loan portfolio composition consists primarily of conventional fixed-rate, first-mortgage loans secured by one-to-four family residences and, to a lesser extent, multi-family residences. At March 31, 1998, the total loans outstanding were $19.2 million, of which $17.1 million were one-to-four family residential mortgage loans, or 89.2% of the loan portfolio. At that same date, multi-family residential mortgage loans totaled $440,000, or 2.3% of the loan portfolio.

     The Bank currently is participating in a $2,000,000 construction loan for the purpose of constructing one-to-four family dwellings in Morton Grove, Illinois. It is anticipated that this project will be completed by December 31, 1998.

     The remainder of the mortgage loans, which totaled $89,000, or 0.5% of total loans outstanding at March 31, 1998, consisted of commercial real estate loans. Other loans were $180,000, consisting of loans on deposit accounts and home improvement loans, or .9% of total loans. At March 31, 1998, purchased mortgage loans totaled $13.3 million, or 69.3% of the loan portfolio. All purchased mortgage loans were originated in the Chicago metropolitan area.

     The Company and its subsidiaries also invest in mortgage-backed securities. At March 31, 1998, the amortized cost of total mortgage-backed securities aggregated $1.6 million, or 5.5% of total assets, of which 14.4% were backed by adjustable rate mortgage ("ARM") loans and 85.6% were backed by fixed-rate loans. All of the mortgage-backed securities at March 31, 1998 were insured or guaranteed by either the Government National Mortgage Bank ("GNMA"), the Federal National Mortgage Bank ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

     Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1 - Description of Business that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on form 10-K that a number of important factors could cause the Company's actual results in 1998 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation the general economic and business conditions affecting the Company's customers; changes in interest rates; the adequacy of the Bank's allowance for loan losses; competition from, among others, commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, and the United States Government; limited partnership activities; federal and state legislation, regulation and supervision of the Bank and its subsidiaries; the risk of defaults on loans; and contractual, statutory and regulatory restrictions on the Bank's ability to pay dividends to the Company.

     The following table sets forth the composition of the loan portfolio and mortgage-backed securities portfolio of the Company and its subsidiaries in dollar amounts and in percentages of the respective portfolios at the dates indicated. Mortgage-backed securities are shown at amortized cost and not fair value.

                                                                    At March 31,
                             ------------------------------------------------------------------------------------------
                                   1998              1997              1996              1995              1994
                             ----------------- ----------------- -----------------  ----------------- -----------------
                                       Percent          Percent           Percent            Percent            Percent
                             Amount   of Total  Amount  of Total  Amount  of Total  Amount   of Total  Amount   of Total
                             ------   --------  ------  --------  ------  --------  ------   --------  ------   --------
                                                              (Dollars in Thousands)
Mortgage loans:
One-to-four family           $17,141    89.20%   14,525   85.45    12,183    93.72   8,165      88.05    9,069     83.78
Multi-family                     440     2.29       524    3.08       620     4.77     721       7.78      906      8.37
Commercial real estate            88      .46        95     .56       138     1.06     337       3.63      794      7.33
Construction                   1,368     7.12     1,700   10.00         -                -                   -         -
                             -------   ------    ------  ------    ------   ------   -----     ------   ------    ------
  Total mortgage loans        19,037    99.07    16,844   99.09    12,941    99.55   9,223      99.46   10,769     99.48
Other loans                      180      .93       154     .91        58      .45      50        .54       56       .52
                             -------   ------    ------  ------    ------   ------   -----     ------   ------    ------
  Total loans receivable      19,217   100.00%   16,998  100.00    12,999   100.00   9,273     100.00   10,825    100.00
                             -------   ======    ------  ======    ------   ======   -----     ======   ------    ======
Less:
Loans in process                 626              1,348                 9                -                   -
Unearned discounts and
 deferred loan fees               88                 57                27               41                  20
Allowance for loan losses         46                 40                30               15                  63
Allowance for
 uncollected interest              5                  -                 -                -                   -
                             -------             ------            ------            -----              ------
Loans receivable, net        $18,452             15,553            12,933            9,217              10,742
                             =======             ======            ======            =====              ======

Mortgage-backed securities:
FHLMC                        $   664    40.46%    1,140   45.54%    1,490    48.11   1,727      48.09    2,020     49.35
FNMA                             636    38.76       916   36.60     1,112    35.96   1,273      35.45    1,418     34.64
GNMA                             341    20.78       447   17.86       490    15.85     591      16.46      655     16.01
                             -------   ------    ------  ------    ------   ------   -----     ------    -----    ------
  Total mortgage-backed
    securities                 1,641   100.00%    2,503  100.00%    3,092   100.00%  3,591     100.00    4,093    100.00
                                       ======            ======             ======             ======             ======
Net premiums (discounts)          (9)                (9)               (6)              (7)                 (5)
                             -------             ------            ------           ------              ------
Net mortgage-backed
 securities                  $ 1,632              2,494             3,086            3,584               4,088
                             =======             ======            ======            =====              ======

     The following tables set forth the Company and its subsidiaries' loan originations and loan and mortgage-backed securities purchases, sales and principal repayments for periods indicated.

                                                      Year Ended March 31,
                                                --------------------------------
                                                 1998         1997        1996
                                                 ----         ----        ----
                                                         (In Thousands)
Mortgage loans (gross):

  At beginning of period                        $16,844      12,941       9,223
                                                -------      ------      ------
  Mortgage loans originated:
   One-to-four family                               202         398         735
   Multi-family                                       -           -           -
   Commercial real estate                             -           -           -
                                                -------      ------      ------
     Total mortgage loans originated                202         398         735
                                                -------      ------      ------
  Mortgage loans purchased:
   One-to-four family                             5,976       3,639       5,131
   Construction                                       -       2,000           -
                                                -------      ------      ------
     Total mortgage loans purchased               5,976       5,639       5,131
                                                -------      ------      ------
     Total mortgage loans originated and
       purchased                                  6,178       6,037       5,866
                                                -------      ------      ------
  Participation loans sold                       (2,128)       (300)          -
  Transfer of loans to foreclosed real estate         -           -           -
  Principal repayments                           (1,857)     (1,834)     (2,148)
                                                -------      ------      ------
  At end of period                              $19,037      16,844      12,941
                                                =======      ======      ======
Other loans (gross):
  At beginning of period                        $   154          58          50

   Other loans originated                           146         271          34
   Principal repayments                            (120)       (175)        (26)
                                                -------      ------      ------
  At end of period                              $   180         154          58
                                                =======      ======      ======

Mortgage-backed securities (gross):
  At beginning of period                        $ 2,503       3,092       3,591

   Mortgage-backed securities purchased               -           -           -
   Mortgage-backed securities sold                    -           -           -
   Amortization and repayments                     (862)       (589)       (499)
                                                -------      ------      ------
  At end of period                              $ 1,641       2,503       3,092
                                                =======      ======      ======

     Loan Maturity and Repricing. The following table shows the maturity or period to repricing of the Company and its subsidiaries' loan and mortgage-backed securities portfolios at March 31, 1998. Mortgage-backed securities are shown at amortized cost, not fair value, and consist of loans with adjustable rates and fixed rates. Information for a presentation of such adjustable rate loans based on contractual terms to maturity is unavailable and therefore such loans are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans and mortgage-backed securities totaled $6.9 million, $2.6 million and $2.7 million for the years ended March 31, 1998, 1997 and 1996, respectively.

                                                                         At March 31, 1998
                                     ------------------------------------------------------------------------------------------
                                                                                                            Totals
                                                                                               --------------------------------
                                     One-to-                                                      Total     Mortgage-
                                     Four        Multi-     Commercial                  Other     Loans      Backed
                                     Family      Family     Real Estate   Construction  Loans  Receivable   Securities    Total
                                     -------     ------     -----------   ------------  -----  ----------   ----------   -------
                                                                       (In Thousands)
Amounts due:
 Within one year                     $  3,762          -           -          1,368        6       5,136      244         5,380
                                       ------      -----       -----          -----     ----      ------    -----        ------
After one year:
    One to three years                     23          -           -              -       30          53    1,040         1,093
    Three to five years                   362        283           -              -       29         674      341         1,015
    Five to ten years                  10,705        157          16              -       44      10,922        -        10,922
    Ten to twenty years                 1,063          -          72              -       71       1,206       16         1,222
   Over twenty years                    1,226          -           -              -        -       1,226        -         1,226
                                       ------      -----       -----           ----     ----      ------   ------        ------
      Total due or
       repricing after one year        13,379        440          88              -      174      14,081    1,397        15,478
                                      -------      -----        ----          -----      ---    --------    -----        ------

      Total amount due or repricing   $17,141        440          88          1,368      180      19,217    1,641        20,858
                                      =======        ===        ====          =====      ===

Less:
  Loans in process                                                                                  (626)       -          (626)
  Unearned discounts, premiums, and
    deferred loan fees, net                                                                          (88)      (9)          (97)
  Allowance for loan losses                                                                          (46)       -           (46)
  Allowance for uncollected interest                                                                  (5)       -            (5)
                                                                                                  -------   -----          ----
     Loans receivable and mortgage-
      backed securities, net                                                                     $18,452    1,632        20,084
                                                                                                 =======    =====        ======

     The following table sets forth at March 31, 1998, the dollar amount of all loans and mortgage-backed securities due or repricing after March 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.


                                           Due or Repricing after
                                               March 31, 1999
                                   --------------------------------------
                                     Fixed         Adjustable       Total
                                     -----         ----------       -----
                                               (In Thousands)
Mortgage loans:
   One-to-four family              $13,379             -           13,379
   Other                               528             -              528
Other loans                            174             -              174
                                    ------         ----------      ------
Total loans receivable              14,081             -           14,081
Mortgage-backed securities           1,397             -            1,397
                                    ------         ----------      ------
Total loans receivable and
 mortgage-backed securities        $15,478             -           15,478
                                    ======         ==========      ======


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

     The Bank also purchases pools of one-to-four family mortgage loans from area lenders. These purchased loans are subject to the Bank's underwriting standards. Interest rates on a substantial portion of these loans adjust annually. Purchased loans totaled $13.3 million at March 31, 1998, representing 69.3% of the loan portfolio. Adjustable rate pools totaled $3.5 million, with fixed rate pools totaling $9.8 million at March 31, 1998.

     Multi-Family Lending. In the Chicago metropolitan area, the Bank originates fixed-rate multi-family loans with terms of 15 to 20 years. These loans are amortized over the term of the loan. These loans are generally made in amounts up to 75% of the appraised value of the secured property. Most of the Bank's multi-family loans are not owner-occupied. In making such loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending experience with the borrower. The Bank also receives a personal guarantee from the borrower. An origination fee of 1% to 2% is usually charged on such loans. The largest multi-family loan at March 31, 1998 is in the Bank's primary market area and had an outstanding balance of $125,000. This loan is secured by a six-unit apartment building located in the Chicago metropolitan area.

     Commercial Real Estate Lending. All of the Bank's commercial real estate loans are secured by improved property such as office buildings, retail store buildings, and other small businesses, all of which are located in the Chicago metropolitan area. The largest commercial real estate loan at March 31, 1998, was a $72,000 loan on a three unit commercial office center to a borrower with whom the Bank has a long-standing business relationship. The underwriting criteria for commercial real estate is similar to the criteria for multi-family residential properties, except that loans on commercial real estate are not made in excess of 70% of the appraised value.

     Construction Lending. The Bank currently is participating in a $2,000,000 construction loan for the purpose of constructing single family residences in Morton Grove, Illinois. It is anticipated that this project will be completed by December 31, 1998.

     Other Lending. The Bank also offers home improvement loans, secured by second mortgages on collateralized single-family residences. Other loans also include loans made to depositors and are collaterized by the related deposit accounts. Home improvement and loans against deposit accounts comprised only
 .93% of the Bank's total loans receivable at March 31, 1998.

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

     Mortgage-Backed Securities. The Company and its subsidiaries had significant investments in mortgage-backed securities and have, at times, utilized such investments to complement its mortgage lending activities. At March 31, 1998, the amortized cost of mortgage-backed securities totaled $1.6 million, or 5.52% of total assets, of which all were designated as held to maturity and are carried at amortized cost. The fair value of such securities totaled approximately $1.6 million at March 31, 1998. See Note 3 to the Consolidated Financial Statements in the 1998 Annual Report to Stockholders. At March 31, 1998, the Company and its subsidiaries' entire mortgage-backed securities portfolio was directly insured by the GNMA, the FNMA or the FHLMC.

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

     Classified Assets. Regulations of the FDIC and OBRE require that each insured institution review and classify its assets on a regular basis. The Bank has adopted a Classification of Assets Policy and has made the President/Managing Officer of the Bank responsible for approving classifications and valuation allowances and for making appropriate recommendations as to the changes in procedures and policies to the Board for approval. In addition, in connection with examinations of insured institutions, OBRE and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The Bank's Classification of Assets Policy also contains a special mention category, described as assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as a loss or charge-off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value at the date of acquisition and any write-down resulting therefrom is charged to the allowance for losses on loans. All incidental costs, such as insurance and real estate taxes, incurred in maintaining the Bank's lien on the collateral property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. The Bank had no foreclosed real estate owned on its books at March 31, 1998.

     Delinquent Loans. At March 31, 1998, 1997 and 1996, delinquencies in the Bank's loan portfolio were as follows:

                                                   At March 31, 1998
                                   --------------------------------------------------
                                       60-89 Days                   90 Days or More
                                   -------------------            -------------------
                                   Number    Principal            Number    Principal
                                     of       Balance               of       Balance
                                   Loans     of Loans             Loans      of Loans
                                   ------    ---------            ------    ---------
                                                     (In Thousands)
One-to-four family                     1       $102                   1        $  96
Multi-family                           -          -                   -            -
Commercial real estate                 -          -                   -            -
Land and Construction                  -          -                   -            -
                                    ----       ----                 ---        -----
  Total loans                          1       $102                   1        $  96
                                    ====       ====                 ===        =====

Delinquent loans to total loans                 .53%                             .50%
                                               ====                            =====


                                                    At March 31, 1997
                                   -----------------------------------------------------
                                        60-89 Days              90 Days or More
                                   -------------------   -------------------------------
                                   Number    Principal       Number          Principal
                                     of       Balance          of             Balance
                                   Loans     of Loans        Loans           of Loans
                                   ------   ----------   -------------   ---------------
                                                     (In Thousands)

One-to-four family                     -      $   -             -             $   -
Multi-family                           -          -             -                 -
Commercial real estate                 -          -             -                 -
Land and Construction                  -          -             -                 -
                                    ----      -----          ----             -----
  Total loans                          -      $   -             -             $   -
                                    ====      =====          ====             =====

Delinquent loans to total loans                   -%                              -%
                                              =====                           =====


                                                    At March 31, 1996
                                   -----------------------------------------------------
                                        60-89 Days              90 Days or More
                                   -------------------   -------------------------------
                                   Number    Principal       Number          Principal
                                     of       Balance          of             Balance
                                   Loans     of Loans        Loans           of Loans
                                   ------   ----------   -------------   ---------------
                                                     (In Thousands)
One-to-four family                     -      $   -             -             $   -
Multi-family                           -          -             -                 -
Commercial real estate                 -          -             -                 -
Land and Construction                  -          -             -                 -
                                    ----      -----          ----             -----
  Total loans                          -      $   -             -             $   -
                                    ====      =====          ====             =====

Delinquent loans to total loans                   -%                              -%
                                              =====                           =====

     Non-performing Assets. The following table sets forth information regarding loans which are 90 days or more delinquent. The Bank continues accruing interest on delinquent loans 90 days or more past due, but reserves 100% of the interest due on such loans, thus effecting a non-accrual status. At March 31, 1998 there were no other known problem assets except as described above or as included in the table below.


                                                              At March 31,
                                              --------------------------------------------
                                              1998      1997      1996      1995      1994
                                              ----      ----      ----      ----      ----
                                                              (In Thousands)
Non-accrual delinquent mortgage loans        $  96        -         -         -        387
Total real estate owned, net of
 related allowance for losses                   -         -        212       224
                                              ----      ----      ----      ----      ----
 Total non-performing assets                 $  96        -        212       224       387
                                              ====      ====      ====      ====      ====

Non-performing loans to total loans            .50%       -         -         -       3.58
Total non-performing assets to total
 assets                                        .33%       -        .84      1.00      1.61


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
                                                              At March 31,
                                              --------------------------------------------
                                              1998      1997      1996      1995      1994
                                              ----      ----      ----      ----      ----
                                                             (In Thousands)
Balance at beginning of period               $  40        30        15        63        48
Provision for loan losses                        6        10        15        45        15
Allowance transferred from (to)
 real estate owned                               -        -         -        (93)
                                              ----      ----      ----      ----       ---
Balance at end of year                       $  46        40        30        15        63
                                              ====      ====      ====      ====       ===
Ratio of allowance for loan losses
 to net loans receivable at the
 end of period                                 .25%      .26       .23       .16       .59
Ratio of allowance for loan losses
 to total non-performing assets at
 the end of period                           48.05       N/A     14.15      6.70     16.28
Ratio of allowance for loan losses
 to non-performing loans at the end
 of the period                               48.05       N/A       N/A       N/A     16.28


Investment Activities

     The investment policy of the Company and its subsidiaries, which is established by the Board of Directors and implemented by the Asset/Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. State chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements and loans on federal funds. Subject to various restrictions, state chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. At March 31, 1998, the Company and its subsidiaries had investment securities in the aggregate amount of $777,000. The investment portfolio is classified as held to maturity.

     The following table sets forth certain information regarding the amortized cost of the Company and its subsidiaries' investment securities portfolio at the dates indicated.



                                                   At March 31,
                                      ---------------------------------------
                                        1998             1997           1996
                                        ----             ----           ----
                                                  (In Thousands)

Interest-bearing deposits:
  Certificates of deposit              $4,447            4,987          5,677
  FHLB daily investment                 2,321            1,437          1,040
  Other                                   107              102              -
                                       ------            -----          -----
   Total interest-bearing deposits     $6,875            6,526          6,717
                                       ======            =====          =====

Investment securities:
  U.S. Government securities
   and obligations (1)                 $  500            1,100          1,102
  FHLB-Chicago stock                      177              121            121
  Other equity investments (2)            100                -              -
                                       ------            -----          -----
   Total investment securities         $  777            1,221          1,223
                                       ======            =====          =====

---------------
(1) For a complete description, see Note 2 to the "Notes to Consolidated Financial Statements" in the 1998 Annual Report to Stockholders.

(2) For a complete description, see Note 5 to the "Notes to Consolidated Financial Statements" in the 1998 Annual Report to Stockholders.

     The table below sets forth certain information regarding the carrying value, weighted average yield and maturities of the Company and its subsidiaries' investment securities at March 31, 1998.

                                                                              At March 31, 1998
                                                   ------------------------------------------------------------------------

                                         One Year or Less    One to Five Years           Total Investment Securities
                                       ------------------    -----------------   ------------------------------------------
                                                                                 Average
                                                   Weighted            Weighted  Remaining            Approximate  Weighted
                                       Carrying    Average   Carrying  Average   Years to   Carrying    Market     Average
                                         Value      Yield     Value     Yield    Maturity    Value       Value      Yield
                                       --------    --------  --------  --------  ---------  --------  -----------  --------
                                                                    (Dollars in Thousands)
U.S. Government securities
  and agency obligations                $  500       4.20%      -         -         .4        500         498        4.20

FHLB-Chicago stock                         177       6.63       -         -          -        177         177        6.63

Other equity investments                   100        N/A       -         -          -        100         100         N/A
                                        --------   --------  --------  --------  ---------  --------  -----------  --------
   Total                                $  777       4.84%      -         -         .4        777         775        4.84
                                        ========   ========  ========  ========  =========  ========  ===========  ========

Sources of Funds

     General. Deposits, repayments on loans and mortgage-backed securities and stockholders' equity are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

     Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook savings, demand deposits, and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank's deposits are obtained primarily from the area in which its office is located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank use brokers to obtain deposits. Management constantly monitors the Bank's deposit accounts and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity.

     The following table presents the deposit activity of the Bank for the periods indicated.


                                                Year Ended March 31,
                                        ------------------------------------
                                         1998            1997         1996
                                         ----            ----         ----
                                                   (In Thousands)

Deposits                                $11,431          9,763        9,883
Withdrawals                              (9,752)        (8,756)      (8,757)
                                        -------         ------       ------
Net deposits                              1,679          1,007        1,126
Interest credited on deposits               769            600          584
                                        -------         ------       ------
  Total increase in deposits            $ 2,448          1,607        1,710
                                        =======         ======       ======


     At March 31, 1998, the Bank had outstanding $5.5 million in deposit accounts in amounts of $100,000 or more maturing as follows:

               Maturity Period                                Amount
               ---------------                                ------
                                                          (In Thousands)

               Three months or less                          $ 2,014
               Over three through six months                     323
               Over six through twelve months                  2,686
               Over twelve months                                526
                                                               -----
                  Total                                      $ 5,549
                                                               =====

     The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average interest rates on deposits presented.


                                                                At March 31,
                                       --------------------------------------------------------------
                                              1998                  1997                   1996
                                       ------------------     -----------------      ----------------
                                                 Percent               Percent               Percent
                                                 of Total              of Total              of Total
                                         Amount  Deposits     Amount   Deposits      Amount  Deposits
                                       --------  --------    -------  ---------      ------  --------
                                                             (Dollars in Thousands)
Passbook accounts                      $  6,317    25.00%      6,992      30.65       7,916     37.32
                                       --------  --------    -------  ---------      ------  --------
Demand deposit accounts                      55      .22       -          -             -       -
                                       --------  --------    -------  ---------      ------  --------
Certificate accounts
 Ninety-one day                             120      .47         104        .46         -         -
 Six month                                1,763     6.98       2,366      10.37       2,602     12.27
 Twelve month                             5,432    21.50       5,953      26.09       5,096     24.03
 Eighteen month                             991     3.92       1,811       7.93       2,096      9.88
 Thirty months                              712     2.82         798       3.50         983      4.63
 Sixty months                             7,450    29.49       2,671      11.70         496      2.34
 IRA and Keogh                            2,420     9.58       2,117       9.28       1,984      9.35
 Other                                        4      .02           4        .02          36       .18
                                       --------   ------       -----     ------       -----     -----
   Total                                 18,892    74.78      15,824      69.35      13,293     62.68
                                       --------   ------      ------     ------      ------     -----

Total deposits                         $ 25,264   100.00%     22,816     100.00      21,209    100.00%
                                       ========   ======      ======     ======      ======    ======

Weighted average rate                               4.97%                  4.56%                 4.27%
                                                    ====                   ====                  ====

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at March 31, 1998, 1997, and 1996 and the periods to maturity of the certificate accounts outstanding at March 31, 1998.

                                                              Period to Maturity
                                                              from March 31, 1998
                                At March 31,             ------------------------------
                          ------------------------        Within      One to
                          1998      1997      1996       One Year  Five Years(1)  Total
                          ----      ----      ----       --------  -------------  -----
                                              (In Thousands)
Certificate accounts:
  4.99 or less        $    540     3,281     4,472            398        142         540
  5.00 to 5.99           7,928     6,807     4,968          6,108      1,820       7,928
  6.00 to 6.99          10,424     5,722     3,839          9,874        550      10,424
  7.00 and over            -          14        14            -          -           -
                        ------    ------    ------         ------      -----      ------
   Total              $ 18,892    15,824    13,293         16,380      2,512      18,892
                        ======    ======    ======         ======      =====      ======

---------------
(1) The Bank does not offer certificate accounts with a period to maturity exceeding five years.

Borrowings

     Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Chicago to supplement its supply of lendable funds, although the Bank has not generally utilized this funding source. Advances from the FHLB of Chicago would typically be secured by a pledge of the Bank's stock in the FHLB of Chicago and a portion of the Bank's first mortgage loans and certain other assets. At March 31, 1998 and 1997, the Bank had no advances outstanding from the FHLB of Chicago or borrowings of any kind.

     In connection with the conversion, the ESOP purchased 8% of the Common Stock issued in the Conversion (17,755 shares). Such purchase was funded by the Company thru a 10-year loan to the ESOP in the amount of $177,550. The Bank is making annual contributions to the ESOP to enable the ESOP to pay principal and interest.

Subsidiary Activities

     OBRE regulations permit a state-chartered savings bank to invest up to 10% of its assets in the capital stock, paid-in surplus and unsecured obligations of subsidiary corporations or service corporations. As of March 31, 1998, the Bank was authorized to invest approximately $2,871,000 in the capital stock and other securities of service corporation subsidiaries. As of that date, the Bank had an equity investment of $4,466 in its wholly-owned service corporation, West Town Insurance Agency, Inc. This company is a full-service licensed insurance agency.

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

Personnel

     As of March 31, 1998, the Bank had 5 full-time employees and 2 part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be excellent. Year 2000 Compliance

     The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendor and purchased software which is run on in-house computer networks. During the current year, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. To date, those vendors which have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet regulatory requirements. The costs associated with the compliance efforts are not expected to have a significant impact on the Company's ongoing results of operations.

                     REGULATION OF WEST TOWN BANCORP, INC.

     The Company is a savings bank holding company within the meaning of the Home Owners' Loan Act of 1933 ("HOLA"), as amended by FIRREA. As such, the Company is registered with the OBRE, and is subject to Illinois regulation, examinations, supervision and reporting requirements. Furthermore, the Holding Company is permitted to engage in activities prescribed by the Commissioner.

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

Qualified Thrift Lender Test

     The regulations require that any savings bank holding company that controls a savings institution that fails the qualified thrift lender test, as explained under "Regulation of West Town Savings Bank - Qualified Thrift Lender Test," must, within one year after the date on which the institution ceases to be a qualified thrift lender, register as and be deemed a bank holding company subject to all applicable laws and regulations.

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

     Federal law requires that the FDIC maintain reserves at both the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") of at least 1.25% of insured deposits. The reserves are funded through the payment of insurance premiums by the insured institution members of each fund. The BIF reached this level during 1995. Accordingly, the FDIC reduced insurance premiums applicable to BIF-insured institutions to a range of 0% to .27% of deposits with an annual statutory minimum payment of $2,000. As of January 1, 1997, deposit insurance premiums for highly rated institutions insured by SAIF, such as the Bank, were substantially reduced. The Bank, however, will continue to be subject to an assessment to fund repayment of the Financing Corporation's ("FICO") obligations. The FICO assessment for SAIF insured institutions will be
6.48 cents per $100 of deposits while BIF insured institutions will be 1.52 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions.

     The legislation required a special one-time assessment of 65.7 cents per $100 of SAIF insured deposits held by the Bank at March 31, 1995. The one-time special assessment resulted in a charge to earnings of approximately $128,000 during the year ended March 31, 1997. The after-tax effect of this one-time charge to earnings totaled approximately $83,000. The legislation was intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits would be charged the same FDIC premiums beginning January 1, 1997.

     Since the Bank is a state-chartered savings bank, the FDIC is its primary federal regulator.

Office of Banks and Real Estate

     The OBRE is the Bank's primary state regulator. As regulator, the OBRE has extensive authority over the operations of the Bank and other state-chartered savings banks. As part of this authority, the Bank is required to file periodic reports with the OBRE and is subject to periodic examination by the OBRE.

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

     While the Bank is no longer required to be a member since its conversion to a state-chartered savings bank in 1995, the Bank has chosen to remain a member. Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Chicago. At March 31, 1998, the Bank had no advances from the FHLB of Chicago. See "Sources of Funds - Borrowings."

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

     As of March 31, 1998, the Bank was in compliance with the QTL test with a QTL ratio of 88.57%.

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

     At March 31, 1998 and 1997, the Bank met all of its capital requirements. See Note 14 to the Consolidated Financial Statements in the 1998 Annual Report to Stockholders.

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

Investment Rules, Loans to One Borrower, and Aggregate Loan Limits

     Under OBRE regulations, the permissible amount of loans-to-one borrower for state-chartered savings banks is 20% of its unimpaired capital and surplus (25% if the security for such a loan has a "readily ascertainable" value or 30% for certain residential development loans) or $500,000. At March 31, 1998, the lending limitations, in essence, imposed a $614,000 limit on the Bank's loans-to-one borrower.

     Savings banks and their subsidiaries may not acquire or retain investments in corporate debt securities that, at the time of acquisition, were not rated in one of the four highest rating categories by at least one nationally recognized rating organization. At March 31, 1998, the Bank did not have any corporate debt securities below investment grade.

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

     Section 22(h) also requires that all such insider loans or extensions of credit be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of repayment or present other unfavorable features. Additionally, with certain exceptions,
Section 22(h) prohibits a member bank from paying an overdraft on an account at such bank of an executive officer or director. At March 31, 1998, the Bank was in compliance with restrictions on loans to insiders.

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

     The FDIC or the OBRE may determine that the continuation by a savings bank of its ownership control, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness, or stability of the bank or is inconsistent with sound banking practices or with the purposes of the FDIC Act. Based upon that determination, the FDIC or the OBRE has the authority to order the savings bank to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly. At March 31, 1998, the Bank had West Town Insurance Agency as a wholly-owned subsidiary.

Brokered Deposits

     FIRREA states that no insured depository institution that fails to meet the applicable minimum capital requirement may accept funds obtained directly or indirectly by or through a deposit broker for deposit into one or more deposit accounts. The FDIC is authorized to waive this prohibition on a case-by-case basis, but only upon finding that such use of brokered deposits does not constitute an unsafe or unsound practice. At March 31, 1998, the Bank had no brokered deposits.

Investment Portfolio Policy

     Under OBRE regulations, savings banks are required to adopt and maintain an investment policy which demonstrates the exercise of prudence in making investment decisions. Per regulations and generally accepted accounting principles, a financial institution is required to classify its securities into one of three categories: securities purchased or held to maturity, securities available for sale, and securities held for trading. Securities held in the investment portfolio may be carried at amortized cost if the bank has documented the intent and ability to hold the securities until maturity. Those being held for sale or trading are to be carried at fair value. All of the Bank's investment securities and mortgage-backed securities (with the exception of investments in equity securities) are classified as held to maturity, since the Bank had both the intent and ability to hold these investment securities and mortgage-backed securities to maturity, in accordance with Statement of Financial Accounting Standards 115. See "Notes to Consolidated Financial Statements #1 - Accounting Policies - Investment Securities" in the Annual Report.

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

                           FEDERAL AND STATE TAXATION
Federal Taxation

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's addition to its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. For its taxable year ending March 31, 1998, the Bank was subject to a maximum federal income tax rate of 34%.

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

     Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Company and its subsidiaries were not subject to this tax for the year ended March 31, 1998.

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management does not believe that adoption of SFAS No. 130 will have a material impact on the Company's consolidated financial statements or results of operations.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected information about operating segments in interim financial reports. Management does not believe that adoption of SFAS No. 131 will have a material impact on the Company's consolidated financial statements or results of operations.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 alters current disclosure requirements regarding pensions and other postretirement benefits in the financial statements of employers who sponsor such benefit plans. The revised disclosure requirements are designed to provide additional information to assist readers in evaluating future costs related to such plans. Additionally, the revised disclosures are designed to provide changes in the components of pension and benefit costs in addition to the year end components of those factors in the resulting asset or liability related to such plans. The statement is effective for fiscal years beginning after December 15, 1997 with earlier application available. Management does not believe that adoption of SFAS No. 132 will have a material impact on the Company's consolidated financial statements or results of operations.

Additional Item.  Executive Officers of the Registrant.
-------------------------------------------------------

     The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

                         Age at      Position with the Company and Bank
Name                     03/31/98    and Past Five Years Experience
----                     --------    ----------------------------------

Jeffrey P. Kosobucki        32       Chief Financial Officer of the Company.
                                     Vice President and Chief Financial
                                     Officer of the Bank.

Item 2.  Properties.

     The Company is located and conducts its business at the Bank's office in Cicero, located at 4852 West 30th Street, Cicero, Illinois. See Note 7 to the Notes to Consolidated Financial Statements for the net book value of the Bank's premises and equipment.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Information relating to the market for the Registrant's common equity and related stockholder matters appears in the Registrant's 1998 Annual Report to Stockholders on page 29 and is incorporated herein by reference. On May 29, 1998, the Company had 91 registered shareholders.

Item 6.  Selected Financial Data.

     The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 1998 Annual Report to Stockholders on pages 10 through 12 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Stockholders on pages 13 through 29 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The Consolidated Financial Statements of West Town Bancorp, Inc. and its subsidiaries, together with the report thereon by Cobitz, VandenBerg & Fennessy appear in the Registrant's 1998 Annual Report to Stockholders on pages F-1 through F-24 and are incorporated herein by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 8, 1998, on pages 3 through 6. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G.

Item 11.  Executive Compensation.

     The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 8, 1998, on pages 8 and 9 (excluding the Compensation Committee Report and the Stock Performance Graph).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 8, 1998, on pages 2 through 4.

Item 13.  Certain Relationships and Related Transactions.

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 8, 1998, on page 14.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

1.   Independent Auditors' Report*

2.   All Financial Statements*

     (a)  Consolidated Statements of Condition as of March 31, 1998 and 1997.

     (b) Consolidated Statements of Income for the Years Ended March 31, 1998, 1997 and 1996.

     (c) Consolidated Statements of Stockholders' Equity for Years Ended March 31, 1998, 1997 and 1996.

     (d) Consolidated Statements of Cash Flows for the Years Ended March 31, 1998, 1997 and 1996.

     (e)  Notes to Consolidated Financial Statements

     All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.   Exhibits

     (3)(a) Certificate of Incorporation of West Town Bancorp, Inc.**

     (3)(b) Bylaws of West Town Bancorp, Inc.**

     13     1998 Annual Report to Stockholders

     22     Subsidiaries of the Registrant

     24     Consent of Independent Auditors

     * Incorporated by reference to the Annual Report to Stockholders for the fiscal year ended March 31, 1998, attached as an exhibit hereto.

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

                                    WEST TOWN BANCORP, INC.

                                    By:  /s/ Dennis B. Kosobucki
                                         -------------------------------------
                                         Dennis B. Kosobucki
DATED:   June 5, 1998                    Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Name                     Title                                Date
     ----                     -----                                ----

/s/ Dennis B. Kosobucki       Chairman of the Board                June 5, 1998
--------------------------    President, Chief Executive Officer
Dennis B. Kosobucki           (Principal Executive Officer)


/s/ Jeffrey P. Kosobucki      Vice President and Chief             June 5, 1998
--------------------------    Financial Officer
Jeffrey P. Kosobucki          (Principal Financial Officer
                              and Principal Accounting Officer)


/s/ Edward J. Hradecky        Director                             June 5, 1998
--------------------------
Edward J. Hradecky


/s/ John A. Storcel           Director                             June 5, 1998
--------------------------
John A. Storcel


/s/ James Kucharczyk          Director                             June 5, 1998
--------------------------
James Kucharczyk


/s/ James J. Kemp, Jr.        Director                             June 5, 1998
--------------------------
James J. Kemp, Jr.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                         Audited Financial Statements

                                March 31, 1998
                                --------------

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                                   Contents
                                   --------
                                                                           Page
                                                                           ----
Independent Auditors' Report...............................................  1

Consolidated Statements of Financial Condition, as of
 March 31, 1998 and 1997..................................................   2

Consolidated Statements of Income, years ended
 March 31, 1998, 1997 and 1996............................................   3

Consolidated Statements of Changes in Stockholders' Equity,
 three years ended March 31, 1998.........................................   4

Consolidated Statements of Cash Flows, years ended
 March 31, 1998, 1997 and 1996............................................   5

Notes to Consolidated Financial Statements................................. 6-24

                         COBITZ, VANDENBERG & FENNESSY

                         CERTIFIED PUBLIC ACCOUNTANTS
                      9944 SOUTH ROBERTS ROAD - SUITE 202
                         PALOS HILLS, ILLINOIS  60465

                      (708) 430-4106 - Fax (708) 430-4499



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
West Town Bancorp, Inc.
Cicero, Illinois

     We have audited the consolidated statements of financial condition of West Town Bancorp, Inc. and subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Town Bancorp, Inc. and subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ending March 31, 1998, in conformity with generally accepted accounting principles.

                              /s/ Cobitz, VandenBerg & Fennessy
                              ---------------------------------
                              Cobitz, VandenBerg & Fennessy


May 8, 1998
Palos Hills, Illinois

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------
                Consolidated Statements of Financial Condition

                                                                       March 31,
                                                               ------------------------
                                                                  1998          1997
                                                               -----------   ----------
Assets
------
Cash and amounts due from depository institutions              $   302,484      718,157
Interest-bearing deposits                                        6,875,094    6,525,626
                                                               -----------   ----------
    Total cash and cash equivalents                              7,177,578    7,243,783
U.S. Government and agency obligations, held to maturity
  (fair value: 1998 - $498,000;
  1997 - $1,082,000) (note 2)                                      500,000    1,100,315
Mortgage-backed securities, held to maturity
  (fair value: 1998 - $1,646,000;
  1997 - $2,465,000) (note 3)                                    1,631,621    2,494,292
Loans receivable (net of allowance for loan losses:
  1998 - $46,171; 1997 - $40,171) (note 4)                      18,451,630   15,552,545
Stock in Federal Home Loan Bank of Chicago                         177,400      121,000
Other investments, available for sale,
  at fair value (note 5)                                           100,000         -
Accrued interest receivable (note 6)                               201,047      110,380
Office properties and equipment - net (note 7)                     202,365      199,529
Prepaid expenses and other assets (note 8)                       1,103,875      176,939
                                                               -----------   ----------
    Total assets                                                29,545,516   26,998,783
                                                               ===========   ==========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits (note 9)                                               25,263,850   22,816,474
Borrowed money (note 10)                                              -            -
Advance payments by borrowers for taxes
  and insurance                                                     34,550       41,914
Other liabilities (note 11)                                        199,298      176,834
                                                               -----------   ----------
    Total liabilities                                           25,497,698   23,035,222
                                                               -----------   ----------
Stockholders' Equity
--------------------
Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                    -            -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued and 224,303 shares
  outstanding at March 31, 1998 and 231,928
  shares issued and outstanding at March 31, 1997                    2,319        2,319
Additional paid-in capital                                       1,987,127    1,986,077
Retained earnings, substantially restricted                      2,279,662    2,137,485
Treasury stock, at cost (7,625 shares at March 31, 1998)           (81,906)        -
Common stock acquired by Employee Stock Ownership Plan            (139,384)    (153,001)
Common stock awarded by Management Recognition Plan                   -          (9,319)
                                                               -----------   ----------
    Total stockholders' equity (notes 14 and 15)                 4,047,818    3,963,561
                                                               -----------   ----------
Commitments and contingencies (notes 16 and 17)
    Total liabilities and stockholders' equity                 $29,545,516   26,998,783
                                                               ===========   ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                       Consolidated Statements of Income

                                                          Years Ended March 31,
                                                   -----------------------------------
                                                     1998          1997        1996
                                                   ----------   ---------    ---------
Interest income:
  Loans                                            $1,393,895   1,084,447      831,579
  Mortgage-backed securities                          126,074     168,400      206,993
  Investment securities                                35,368      59,019       66,647
  Interest-bearing deposits                           347,285     373,258      455,679
  Dividends on FHLB stock                              11,938       8,238        8,915
                                                   ----------   ---------    ---------
    Total interest income                           1,914,560   1,693,362    1,569,813
                                                   ----------   ---------    ---------
Interest expense:
  Deposits                                          1,168,346     939,598      793,828
                                                   ----------   ---------    ---------

    Net interest income before provision
     for loan losses                                  746,214     753,764      775,985
Provision for loan losses (note 4)                      6,000      10,302       14,604
                                                   ----------   ---------    ---------
    Net interest income after provision
     for loan losses                                  740,214     743,462      761,381
                                                   ----------   ---------    ---------

Non-interest income:
  Loan fees and service charges                        12,282       5,899       16,731
  Rental income                                         7,810       9,240        9,290
  Gain on sale of investment securities,
   available for sale                                      -        3,178           -
  Loss on sale of real estate owned                        -       (5,282)          -
  Deposit related fees and other income                19,307      15,730       14,590
                                                   ----------   ---------    ---------
    Total non-interest income                          39,399      28,765       40,611
                                                   ----------   ---------    ---------

Non-interest expense:
  Compensation, employee benefits, and
   related expenses (note 12)                         299,366     298,911      324,117
  Advertising and promotion                            14,786      13,938       11,805
  Occupancy and equipment expenses (note 7)            74,277      77,082       74,649
  Data processing                                      39,458      34,044       34,296
  Federal deposit insurance premiums (note 18)         14,669      26,461       45,331
  SAIF special assessment (note 18)                        -      127,578           -
  Legal, audit, and examination services               58,690      48,865       44,938
  Provision for loss on real estate owned                  -           -        15,000
  Other operating expenses                             51,148      46,079       67,954
                                                   ----------   ---------    ---------
    Total non-interest expense                        552,394     672,958      618,090
                                                   ----------   ---------    ---------

Net income before income taxes                        227,219      99,269      183,902

Provision for income taxes (note 13)                   85,042      25,320       71,194
                                                   ----------   ---------    ---------

    Net income                                     $  142,177      73,949      112,708
                                                   ==========   =========    =========

Earnings per share - basic                         $      .67         .34          .53
                                                   ----------   ---------    ---------

Earnings per share - diluted                       $      .67         .34          .53
                                                   ----------   ---------    ---------

Dividends declared per common share                $       -           -            -
                                                   ----------   ---------    ---------

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

          Consolidated Statements of Changes in Stockholders' Equity

                       Three Years Ended March 31, 1998
                               ----------------

                                                                              Common    Common
                                            Additional                        Stock      Stock
                                   Common    Paid-In    Retained   Treasury  Acquired   Awarded
                                    Stock    Capital    Earnings    Stock    by ESOP    by MRP       Total
                                   -------  ----------  ---------  --------  --------   -------      -----
Balance at March 31, 1995          $ 2,219   1,886,297  1,950,828     -      (176,658)     -       3,662,686

Additions for the year ended
  March 31, 1996:

Net income                                                112,708                                    112,708

Common stock issued to MRP              89      88,691                                  (88,780)        -

Amortization of award of MRP                                                             55,341       55,341

Contribution to fund ESOP loan                                                 11,269                 11,269
                                   -------   ---------  ---------  -------   --------   -------    ---------
Balance at March 31, 1996            2,308   1,974,988  2,063,536     -      (165,389)  (33,439)   3,842,004

Additions for the year ended
  March 31, 1997:

Net income                                                 73,949                                     73,949

Exercise of stock options               11      11,089                                                11,100

Amortization of award of MRP                                                             24,120       24,120

Contribution to fund ESOP loan                                                 12,388                 12,388
                                   -------   ---------  ---------  -------   --------   -------    ---------
Balance at March 31, 1997            2,319   1,986,077  2,137,485     -      (153,001)   (9,319)   3,963,561

Additions for the year ended
  March 31, 1998:

Net income                                                142,177                                    142,177

Purchase of treasury stock
  (7,625 shares)                                                   (81,906)                          (81,906)

Amortization of award of MRP                                                              9,319        9,319

Contribution to fund ESOP loan                   1,050                         13,617                 14,667
                                   -------   ---------  ---------  -------   --------   -------    ---------

Balance at March 31, 1998          $ 2,319   1,987,127  2,279,662  (81,906)  (139,384)     -       4,047,818
                                   =======   =========  =========  =======   ========   =======    =========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                     Consolidated Statements of Cash Flows


                                                                          Years Ended March 31,
                                                                -----------------------------------------
                                                                     1998           1997          1996
                                                                     ----           ----          ----
Cash flows from operating activities:
  Net income                                                    $    42,177         73,949       112,708
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                                    24,188         24,316        23,144
     Amortization of cost of stock benefit plans                     23,986         36,508        66,610
     Amortization of investment premiums and discounts                  315          1,425         1,425
     Gain on sale of investment securities,
       available for sale                                                 -         (3,178)            -
     Loss on sale of real estate owned                                    -          5,282             -
     Provision for loan losses                                        6,000         10,302        14,604
     Provision for loss on real estate owned                              -              -        15,000
     Increase (decrease) in deferred income                          30,979         29,308       (13,531)
     (Increase) decrease in current and deferred federal
       and state income taxes                                           625        (25,899)       38,148
     (Increase) decrease in accrued interest receivable             (90,667)        33,682       (56,130)
     Increase in accrued interest payable                            38,820         17,278        34,286
     Change in prepaid and accrued items, net                      (943,917)       (22,707)      (50,935)
                                                                -----------      ---------    ----------

Net cash provided by (for) operating activities                    (767,494)       180,266       185,329
                                                                -----------      ---------    ----------
Cash flows from investing activities:
     Purchase of investment securities, available for sale         (100,000)       (47,790)            -
     Proceeds from maturities of investment securities,
       held to maturity                                             600,000              -       300,000
     Proceeds from repayments of mortgage-backed securities,
       held to maturity                                             862,671        591,968       497,732
     Purchase of Federal Home Loan Bank stock                       (56,400)             -             -
     Proceeds from Federal Home Loan Bank stock redemption                -              -        12,300
     Proceeds from sale of investment securities,
       available for sale                                                 -         50,968             -
     Disbursements for loans originated or purchased            (11,065,754)    (4,967,597)   (5,918,457)
     Loan repayments                                              6,001,999      2,008,974     2,200,744
     Participation loans sold                                     2,127,691        299,608             -
     Property and equipment expenditures                            (27,024)        (5,837)       (6,124)
     Real estate owned expenditures                                       -              -        (2,876)
     Proceeds from sale of real estate owned                              -        206,594             -
                                                                -----------      ---------    ----------

 Net cash provided for investing activities                      (1,656,817)    (1,863,112)   (2,916,681)
                                                                -----------      ---------    ----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                              -         11,100             -
     Purchase of treasury stock                                     (81,906)             -             -
     Deposit receipts                                            11,430,518      9,762,829     9,882,824
     Deposit withdrawals                                         (9,752,245)    (8,755,715)   (8,757,271)
     Interest credited to deposit accounts                          769,103        600,641       583,881
     Decrease in advance payments by
      borrowers for taxes and insurance                              (7,364)        (6,119)      (32,337)
                                                                -----------      ---------    ----------

Net cash provided by financing activities                         2,358,106      1,612,736     1,677,097
                                                                -----------      ---------    ----------

Decrease in cash and cash equivalents                               (66,205)       (70,110)   (1,054,255)
Cash and cash equivalents at beginning of year                    7,243,783      7,313,893     8,368,148
                                                                -----------      ---------    ----------

Cash and cash equivalents at end of year                        $ 7,177,578      7,243,783     7,313,893
                                                                ===========      =========    ==========

Cash paid during the year for:
     Interest                                                   $ 1,129,526        922,320       759,542
     Income taxes                                                    83,827         51,219        33,046
                                                                ===========      =========    ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                  Notes to Consolidated Financial Statements


1)   Summary of Significant Accounting Policies

     West Town Bancorp, Inc. (the "Company") is a Delaware corporation incorporated on May 6, 1994 for the purpose of becoming the savings bank holding company for West Town Savings Bank (the "Bank"). On March 1, 1995, the Bank converted from a mutual to a stock form of ownership, and the Company completed its initial public offering, and with a portion of the net proceeds acquired all of the issued and outstanding capital stock of the Bank.

     The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and to general practice within the thrift industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a description of the more significant policies which the Company follows in preparing and presenting its consolidated financial statements.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, West Town Savings Bank and the Bank's wholly owned subsidiary, West Town Insurance Agency, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

     United States Government and Agency Obligations, Held to Maturity

     These securities are carried at cost, and adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted into income using the level yield method. These securities are not carried at fair value because the Company has both the ability and the intent to hold them to maturity.

     Mortgage Backed Securities, Held to Maturity

     Mortgage backed securities are carried at cost, and adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted into income using the level yield method. These securities are not carried at fair value because the Company has both the ability and the intent to hold them to maturity.

     Other Investments, Available for Sale

     Investment securities are recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires the use of fair value accounting for securities available for sale or trading and retains the use of the amortized cost method for investments the Company has the positive intent and ability to hold to maturity.

     SFAS 115 requires the classification of debt and equity securities into one of three categories: held to maturity, available for sale, or trading. Held to maturity securities are measured at amortized cost. Unrealized gains and losses on trading securities are included in income. Unrealized gains and losses on available for sale securities are excluded from income and reported net of taxes as a separate component of stockholders' equity.

     The Company has designated certain equity investments as available for sale, and has recorded these investments at their current fair values. Unrealized gains and losses are recorded in a valuation account which is included, net of income taxes, as a separate component of stockholders' equity. Gains and losses on the sale of securities are determined using the specific identification method.

     Loans Receivable and Related Fees

     Loans are stated at the principal amount outstanding, net of loans in process, deferred fees and the allowance for losses. Interest on loans is credited to income as earned and accrued only if deemed collectible. Loans are placed on non-accrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. As a general rule, the accrual of interest is discontinued when principal or interest payments become 90 days past due or earlier if conditions warrant. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is charged against current income.

     Loan origination fees are being deferred in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". This statement requires that loan origination fees and direct loan origination costs for a completed loan be netted and then deferred and amortized into interest income as an adjustment of yield over the contractual life of the loan.

     The Company has adopted the provisions of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, credit card, residential mortgage and consumer installment loans. Substantially all of the Company's lending is excluded from the provisions of SFAS 114 and SFAS 118.

     Under these statements, of the remaining loans which are evaluated for impairment (a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement), there were no material amounts of loans which met the definition of an impaired loan during the year ended March 31, 1998 and no loans to be evaluated for impairment at March 31, 1998.

     Allowance for Loan Losses

     The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors which, in management's judgement, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

     Management believes that the allowance is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

     Real Estate Owned

     Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of fair value minus estimated costs to sell or the acquisition cost. Valuations are periodically performed by management and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its fair value minus estimated costs to sell.

     Depreciation

     Depreciation of office properties and equipment are accumulated on the straight-line basis over estimated lives of the various assets. Estimated lives are 15 to 30 years for office buildings, 30 years for parking lot improvements, and 5 to 7 years for furniture, fixtures and equipment.

     Income Taxes

     The Company files a consolidated federal income tax return with its subsidiaries. The provision for federal and state taxes on income is based on earnings reported in the financial statements. Deferred income taxes arise from the recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income for the period that includes the enactment date.

     Consolidated Statements of Cash Flows

     For the purposes of reporting cash flows, the Company has defined cash and cash equivalents to include cash on hand, amounts due from depository institutions, and interest-bearing deposits in other financial institutions.

     Reclassification

     Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.

     ------------------------------------------------------
     Earnings per Share
     ------------------

     The Company computes its earnings per share (EPS) in accordance with SFAS No. 128 "Earnings per Share". This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 5 "Earnings per Share" and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS.

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

     The following presentation illustrates basic and diluted EPS in accordance with the provisions of SFAS 128:


                                              Years Ended March 31,
                                            --------------------------
                                              1998     1997     1996
                                            --------  -------  -------
      Weighted average number of
        common shares outstanding used
        in basic EPS calculation             212,602  215,491  211,210
      Add common stock equivalents
        for shares issuable under
        Stock Option Plans                     1,026        -        -
                                            --------  -------  -------
      Weighted average number of shares
        outstanding adjusted for common
        stock equivalents                    213,628  215,491  211,210
                                            ========  =======  =======

      Net income                            $142,177   73,949  112,708
      Basic earnings per share              $    .67      .34      .53
      Diluted earnings per share            $    .67      .34      .53

     EPS for prior periods has been restated to comply with the provisions of SFAS 128.

2)   United States Government and Agency Obligations, Held to Maturity
     -----------------------------------------------------------------

     These securities are summarized as follows:

                                                       Gross          Gross
                                     Amortized      Unrealized     Unrealized      Fair
                                        Cost          Gains          Losses        Value
                                     ---------      ----------     ----------    ---------
     March 31, 1998
     --------------
     FHLB Note                       $   500,000         -            2,000        498,000
                                     ===========      ======         ======      =========

     Weighted average interest rate         4.20%
                                            ====
     March 31, 1997
     --------------
     FHLB Notes                      $   699,933         724         19,545        681,112
     U.S. Treasury Note                  400,382         506            -          400,888
                                     -----------      ------         ------      ---------
                                     $ 1,100,315       1,230         19,545      1,082,000
                                     ===========      ======         ======      =========

     Weighted average interest rate         5.44%
                                            ====

     The contractual maturity of the above investments are summarized as follows:


                                           March 31, 1998        March 31, 1997
                                         -------------------  --------------------
                                         Amortized    Fair    Amortized    Fair
     Term to Maturity                       Cost      Value     Cost       Value
     ----------------                    ----------  -------  ---------  ---------

     Due in one year or less               $500,000  498,000    600,315    601,545
     Due after one year through
       five years                              -        -       500,000    480,455
                                           --------  -------  ---------  ---------

                                           $500,000  498,000  1,100,315  1,082,000
                                           ========  =======  =========  =========

3)   Mortgage-Backed Securities, Held to Maturity
     --------------------------------------------
     Mortgage-backed securities are summarized as follows:


                                                           Gross       Gross
                                            Amortized   Unrealized   Unrealized      Fair
                                               Cost        Gains       Losses       Value
                                           ----------   ----------   ----------   ---------
     March 31, 1998
     --------------
        Participation Certificates:
           FHLMC                           $  665,996        3,017        4,713     664,300
           GNMA                               329,595       24,705         -        354,300
           FNMA                               636,030         -           8,630     627,400
                                           ----------   ----------   ----------   ---------
                                           $1,631,621       27,722       13,343   1,646,000
                                           ==========   ==========   ==========   =========
     Weighted average interest rate              6.35%
                                                 ====
     March 31, 1997
     --------------
        Participation Certificates:
           FHLMC                           $1,145,089        3,475       21,764   1,126,800
           GNMA                               433,356       26,244         -        459,600
           FNMA                               915,847         -          37,247     878,600
                                           ----------   ----------   ----------   ---------
                                           $2,494,292       29,719       59,011   2,465,000
                                           ==========   ==========   ==========   =========
     Weighted average interest rate              6.33%
                                                 ====

4)   Loans Receivable
     ----------------

     Loans receivable are summarized as follows:

                                                   March 31,
                                           -------------------------
                                              1998           1997
                                           -----------    ----------
     Mortgage loans:
       One-to-four family                  $17,140,686    14,525,099
       Multi-family                            439,859       523,713
       Nonresidential                           88,514        95,429
       Construction                          1,367,965     1,700,392
                                           -----------    ----------

     Total mortgage loans                   19,037,024    16,844,633
                                           -----------    ----------

     Other loans:
       Loans on deposit accounts                22,759        21,277
       Consumer                                157,289       132,358
                                           -----------    ----------

     Total other loans                         180,048       153,635
                                           -----------    ----------

     Total loans receivable                 19,217,072    16,998,268
                                           -----------    ----------

     Less:
       Loans in process                        626,010     1,348,677
       Deferred loan fees and discounts,
        net of premiums                         87,854        56,875
       Allowance for loan losses                46,171        40,171
       Allowance for uncollected interest        5,407            -
                                           -----------    ----------

     Loans receivable, net                 $18,451,630    15,552,545
                                           ===========    ==========

     Weighted average interest rate               7.78%         7.74%
                                                  ====          ====

     There was one loan delinquent three months or more and non-accruing totaling approximately $96,100, or .5% of total loans in force at March 31, 1998. There were no loans delinquent three months or more at March 31, 1997. The Bank has established a loan loss reserve of $46,171 as required by its internal policies.

     Activity in the allowance for loan losses is summarized as follows:

                                  Years Ended March 31,
                                 -----------------------
                                  1998     1997    1996
                                 -------  ------  ------

     Balance, beginning of year  $40,171  29,869  15,265

     Provision for loan losses     6,000  10,302  14,604

     Charge-offs                      -       -       -
                                 -------  ------  ------

     Balance, end of year        $46,171  40,171  29,869
                                 =======  ======  ======

     The Bank has pledged $547,804 in single-family mortgage loans as collateral to secure deposits in excess of Federal Deposit Insurance Corporation insurance limitations. The balances of these loans are at least 110% of the non-insured deposits at March 31, 1998, in accordance with the terms of the executed collateralization agreements with various depositors.

5)   Other Investments, Available for Sale
     -------------------------------------

     During the current period, the Company invested $100,000 in 10,000 common shares of FBA Bancorp, Inc. This investment has been designated as available for sale and is recorded at its fair value of $100,000 in accordance with SFAS 115.

6)   Accrued Interest Receivable
     ---------------------------
     Accrued interest receivable is summarized as follows:

                                                      March 31,
                                                 -------------------
                                                   1998       1997
                                                 --------    -------
     Interest-bearing deposits                   $ 16,755     11,669
     U.S. Government and agency obligations         1,687     12,265
     Mortgage-backed securities                    12,148     19,081
     Loans receivable                             167,559     65,351
     Other                                          2,898      2,014
                                                 --------    -------
                                                 $201,047    110,380
                                                 ========    =======

7)   Office Properties and Equipment
     -------------------------------

     Office properties and equipment are summarized as follows:

                                                      March 31,
                                                 -------------------
                                                   1998       1997
                                                 --------    -------
     Cost:
       Land                                      $ 25,532     25,532
       Office Building                            360,689    360,689
       Parking lot                                 65,942     65,942
       Furniture, fixtures and equipment          124,851    115,684
       Automobile                                  17,858     16,865
                                                 --------    -------
                                                  594,872    584,712

      Less accumulated depreciation               392,507    385,183
                                                 --------    -------
                                                 $202,365    199,529
                                                 ========    =======

     Depreciation of office properties and equipment for the years ended March 31, 1998, 1997 and 1996 amounted to $24,188, $24,316, and $23,144 respectively.

8)   Prepaid Expenses and Other Assets
     ---------------------------------

     Prepaid expenses and other assets consist of the following:

                                                       March 31,
                                                 ---------------------
                                                    1998        1997
                                                 ----------    -------

     Prepaid insurance                           $   17,828     18,058
     Other prepaid expenses                           6,175      6,214
     Cash surrender value of corporate-owned
      life insurance                                 32,881     21,338
     Amounts due on loans serviced by others      1,033,012    113,335
     Current federal and state income tax
      overpayment - net                              13,979     12,589
     Other                                                -      5,405
                                                 ----------    -------
                                                 $1,103,875    176,939
                                                 ==========    =======

9)   Deposits
     --------

     Deposit accounts are summarized as follows:

                                                         March 31,
                                                 ------------------------
                                                    1998          1997
                                                 -----------   ----------
     Passbook accounts                           $ 6,317,284    6,992,005
     Certificates                                 18,892,253   15,824,469
     Demand deposit accounts                          54,313            -
                                                 -----------   ----------
       Total                                     $25,263,850   22,816,474
                                                 ===========   ==========

     The composition of deposit accounts by interest rate is as follows:

                                                         March 31,
                                                 ------------------------
                                                    1998          1997
                                                 -----------   ----------
     Non-interest bearing                        $    28,693          920
     2.00 - 2.99%                                  6,342,904    6,991,085
     3.00 - 3.99                                      43,755       54,291
     4.00 - 4.99                                     496,339    3,227,071
     5.00 - 5.99                                   7,927,752    6,807,620
     6.00 - 6.99                                  10,424,407    5,721,704
     7.00 - 8.00                                           -       13,783
                                                 -----------   ----------
       Total                                     $25,263,850   22,816,474
                                                 ===========   ==========

     The weighted average interest rate on deposit accounts at March 31, 1998 and 1997 was 4.97% and 4.56% respectively.

     A summary of certificates of deposit that mature during the twelve-month periods indicated is as follows:

                                                         March 31,
                                                 ------------------------
                                                    1998          1997
                                                 -----------   ----------
     Twelve month period ended March 31, 1998    $         -   13,457,530
     Twelve month period ended March 31, 1999     16,380,302    1,695,293
     Twelve month period ended March 31, 2000      2,036,082      415,516
     Twelve month period ended March 31, 2001        141,385       53,770
     Twelve month period ended March 31, 2002        165,163      201,848
     Twelve month period ended March 31, 2003
      and thereafter                                 169,321          512
                                                 -----------   ----------
      Total                                      $18,892,253   15,824,469
                                                 ===========   ==========

     Interest expense on deposits consists of the following:

                                                 Years Ended March 31,
                                             ----------------------------
                                                1998      1997     1996
                                             ----------  -------  -------
     Passbooks                               $  172,313  191,399  214,908
     Certificates                               995,956  748,199  578,920
     Demand deposit accounts                         77        -        -
                                             ----------  -------  -------
      Total                                  $1,168,346  939,598  793,828
                                             ==========  =======  =======

     The aggregate amount of deposit accounts with a balance of $100,000 or greater was approximately $5,549,000 and $4,306,000 at March 31, 1998 and 1997 respectively. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

10)  Borrowed Money
     --------------

     In connection with the Company's initial public offering, the Bank established an Employee Stock Ownership Plan (ESOP). The ESOP was funded by the proceeds from a $177,550 loan from the Company. The loan carries an interest rate of nine and one-half percent and matures in the year 2005. The loan is secured by the shares of the Company purchased with the loan proceeds. The Bank has committed to make contributions to the ESOP sufficient to allow the ESOP to fund the debt service requirements of the loan.

11)  Other Liabilities
     -----------------

     Other liabilities include the following:

                                                       March 31,
                                                  -------------------
                                                    1998       1997
                                                  --------    -------
     Accrued interest on deposits                 $134,541     95,721
     Accrued real estate taxes                      14,430     16,487
     Accrued audit fees                              7,755     18,255
     Deferred income tax liability (a)              21,824     19,809
     Other accounts payable                         20,748     26,562
                                                  --------    -------
                                                  $199,298    176,834
                                                  ========    =======

     (a) The approximate tax effect of temporary differences that give rise to the Bank's net deferred tax liability at March 31, 1998 and 1997 under SFAS 109 is as follows:

                                                    Assets     Liabilities      Net
                                                    -------    -----------    -------
          March 31, 1998
          --------------
          Loan fees deferred for
           financial reporting purposes             $ 2,980            -        2,980
          Accelerated depreciation for
           tax purposes                                   -       (5,339)      (5,339)
          Bad debt reserves established
           for financial reporting purposes          16,600            -       16,600
          Increases to tax bad debt reserves
           since April 1, 1988                            -      (46,395)     (46,395)
          Nondeductible incentive plan expenses      10,330            -       10,330
                                                    -------      -------      -------
             Total                                  $29,910      (51,734)     (21,824)
                                                    =======      =======      =======

          March 31, 1997
          --------------
          Loan fees deferred for
           financial reporting purposes             $ 3,118            -        3,118
          Accelerated depreciation for
           tax purposes                                   -       (4,261)      (4,261)
          Bad debt reserves established
           for financial reporting purposes          14,443            -       14,443
          Increases to tax bad debt reserves
           since April 1, 1988                            -      (46,395)     (46,395)
          Nondeductible incentive plan expenses      13,286            -       13,286
                                                    -------      -------      -------
             Total                                  $30,847      (50,656)     (19,809)
                                                    =======      =======      =======

12)  Officer, Director and Employee Plans
     ------------------------------------

     Stock Option Plan
     -----------------

     On July 12, 1995, the stockholders of the Company approved the West Town Bancorp, Inc. Stock Option Plan. This is an incentive stock option plan for the benefit of the officers and employees of the Company and its affiliates and a directors' stock option plan for the benefit of outside directors of the Company. The number of shares authorized under the Plan is 22,194, equal to 10.0% of the total number of shares issued in the Conversion. As of March 31, 1998, 17,281 options had been granted, which are exercisable at a rate of 20% per year and expire ten years from the date of grant. The following is an analysis of the stock option activity for each of the years in the three year period ended March 31, 1998 and the stock options outstanding at the end of the respective periods:

                                                       Exercise Price
                                                   -----------------------
                                        Number
     Options                           of Shares    Per Share      Total
     -------                           ---------   ------------   --------
     Outstanding at April 1, 1995             -    $      -       $    -
     Granted                             14,875           10.00    148,750
     Exercised                                0
     Forfeited                                0
                                         ------    ------------   --------
     Outstanding at March 31, 1996       14,875           10.00    148,750
     Granted                              1,758           10.00     17,580
     Exercised                           (1,110)          10.00    (11,100)
     Forfeited                                0
                                         ------    ------------   --------
     Outstanding at March 31, 1997       15,523           10.00    155,230
     Granted                                648           11.00      7,128
     Exercised                                -
     Forfeited                                                           -
                                         ------    ------------   --------
     Outstanding at March 31, 1998       16,171    $10.00-11.00   $162,358
                                         ======    ============   ========
     Exercisable at March 31, 1998        6,209    $      10.00   $ 62,090
                                         ======    ============   ========
     Options available for future
      grants at March 31, 1998            4,913
                                         ======

     The weighted average fair value of options granted during the years ended March 31, 1998, 1997 and 1996 was $11.00, $10.00 and $10.00, respectively.
     As of March 31, 1998, the weighted average exercise price for options outstanding was $10.04 with a weighted average remaining contractual life of 8.2 years.

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company implemented SFAS No. 123 "Accounting for Stock-Based Compensation" during the year ended March 31, 1997. The Company will retain its current accounting method for its stock based compensation plans. This statement will only result in additional disclosures for the Company, and as such, its adoption did not, nor is it expected to have, a material impact on the Company's financial condition or its results of operations.

     ------------------------------------------------

     The following summarizes the pro forma net income as if the fair value method of accounting for stock-based compensation plan had been utilized:

                                                      Years Ended March 31,
                                                    -------------------------
                                                      1998     1997    1996
                                                    --------  ------  -------
     Net income (as reported)                       $142,177  73,949  112,708
     Pro forma net income                            139,387  73,949  112,708

     Earnings per share - diluted (as reported)     $    .67     .34      .53
     Pro forma diluted earnings per share                .65     .34      .53

     The pro forma results presented above may not be representative of the effects reported in pro form net income for future years.

     The fair value of the option grants for the years ended March 31, 1998, 1997 and 1996 was estimated using the Black Scholes Method, using the following assumptions: expected volatility of 10.0%, risk free interest rate of 6.33%, and an expected life of approximately 10 years during all periods.

     Employee Stock Ownership Plan
     -----------------------------

     In conjunction with the Conversion, the Bank formed an Employee Stock Ownership Plan ("ESOP"). The ESOP covers substantially all employees with more than one year of employment and who have attained the age of 21. The ESOP borrowed $177,550 from the Company and purchased 17,755 common shares issued in the Conversion. The Bank will make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. In accordance with generally accepted accounting principles, the unpaid balance of the ESOP loan, which is comparable to unearned compensation, is reported as a reduction of stockholders' equity. Total contributions by the Bank to the ESOP which were used to fund principal and interest payments on the ESOP debt totaled $27,569, $27,569 and $27,569 for the years ended March 31, 1998, 1997 and 1996, respectively.

     On November 22, 1993, the AICPA issued Statement of Position No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP No. 93-6"). SOP No. 93-6 provides guidance for accounting for all ESOPs. SOP No. 93-6 requires that the issuance or sale of treasury shares to the ESOP be reported when the issuance or sale occurs and that compensation expense be recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. In addition, SOP No. 93-6 requires that leveraged ESOP debt and related interest expense be reflected in the employer's financial statements. Prior practice was to recognize compensation expenses based on the amount of the employer's contributions to the ESOP. SOP No. 93-6 is effective for fiscal years beginning after December 31, 1992. The application of SOP No. 93-6 results in fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock; however, any such compensation expense fluctuations will result in an offsetting adjustment to additional paid-in capital. Additional compensation expense, recognized as a result of the implementation of this accounting principle, was $1,050, -0-, and -0- for the years ended March 31, 1998, 1997 and 1996 respectively.

     ------------------------------------------------

     Management Recognition Plan
     ---------------------------

     In conjunction with the Conversion, the Company formed a Management Recognition Plan ("MRP"), which was authorized to issue 4% of the total number of shares of common stock issued in the Conversion. Such additional shares, totaling 8,878, were issued from authorized but previously unissued shares. The MRP was established to award shares to directors and to employees in key management positions in order to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. On July 12, 1995, 6,149 shares were awarded, and vested at a rate of 33.3% per year, while 2,729 shares were reserved for future awards.

     The fair value of the shares issued to the MRP in July of 1995 totaled $88,780. Such amount is being amortized to compensation expense as the plan participants become vested in those shares. For the years ended March 31, 1998, 1997 and 1996, $9,319, $24,120 and $55,341 was amortized to expense respectively. The unamortized amount, which is comparable to deferred compensation, is reflected as a reduction of stockholders' equity.

13)  Income Taxes

     The Company has adopted SFAS No. 109 which requires a change from the deferred method to the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities.

     Among the provisions of SFAS 109 which impact the Company is the tax treatment of bad debt reserves. SFAS 109 provides that a deferred tax asset is to be recognized for the bad debt reserve established for financial reporting purposes and requires a deferred tax liability to be recorded for increases in the tax bad debt reserve for years beginning after January 1, 1988, the effective date of certain changes made by the Tax Reform Act of 1986 to the calculation of savings institutions' bad debt deduction. Accordingly, retained earnings at March 31, 1998 includes approximately $412,000 for which no deferred federal income tax liability has been recognized.

     The provision for income taxes consists of the following:


                                                Years Ended March 31,
                                             --------------------------
                                              1998      1997     1996
                                             -------   ------   -------
     Current                                 $83,027   28,893    79,028
     Deferred (benefit)                        2,015   (3,573)   (7,834)
                                             -------   ------   -------
                                             $85,042   25,320    71,194
                                             =======   ======   =======

     A reconciliation of the statutory federal income tax rate to effective income tax rate is as follows:

                                                Years Ended March 31,
                                             --------------------------
                                              1998      1997     1996
                                             -------   ------   -------
     Statutory federal income tax rate          34.0%    34.0      34.0
     Surtax exemption                           (2.8)   (11.2)     (3.0)
     State income tax                            4.3      2.4       3.9
     Other                                       1.9       .3       3.8
                                             -------   ------   -------
     Effective income tax rate                  37.4%    25.5      38.7
                                             =======   ======   =======

     Deferred income tax expense (benefit) consists of the following tax effects of timing differences:

                                                Years Ended March 31,
                                             --------------------------
                                              1998      1997     1996
                                             -------   ------   -------
     Loan fees                               $   138    1,478     4,441
     Book loan loss provision in excess
        of tax bad debt deduction             (2,157)  (3,704)   (1,569)
     Compensation related expenses             2,956     (763)  (12,523)
     Other                                     1,078     (584)    1,817
                                             -------   ------   -------
                                             $ 2,015   (3,573)   (7,834)
                                             =======   ======   =======

14)  Stockholders' Equity and Capital Requirements

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum total requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to quantitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table below, of the total risk-based and core capital, as defined in the regulations. Management believes, as of March 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

     The Bank, according to federal regulatory standards, is well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based and core ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     At March 31, 1998 and 1997, the Bank's regulatory equity capital was as follows:

                                                                 To Be Well-
                                                              Capitalized Under
                                              For Capital     Prompt Corrective
                            Actual        Adequacy Purposes   Action Provisions
                     ----------------------------------------------------------
                       Amount    Ratio      Amount    Ratio     Amount    Ratio
                     ----------------------------------------------------------
March 31, 1998
--------------
Risk-based           $3,115,725  24.38%   $1,022,640  8.00%   $1,278,300  10.00%
Core                  3,069,554  10.69       861,270  3.00     1,435,450   5.00

March 31, 1997
--------------
Risk-based           $2,964,500  28.15%   $  842,480  8.00%   $1,053,100  10.00%
Core                  2,924,329  11.20       783,580  3.00     1,305,970   5.00

15)  Stockholders' Equity

     As part of the Conversion, the Bank established a liquidation account for the benefit of all eligible depositors who continue to maintain their deposit accounts in the Bank after conversion. In the unlikely event of a complete liquidation of the Bank, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account, in the proportionate amount of the then current adjusted balance for deposit accounts held, before distribution may be made with respect to the Bank's capital stock. The Bank may not declare or pay a cash dividend to the Company on, or repurchase any of, its capital stock if the effect thereof would cause the retained earnings of the Bank to be reduced below the amount required for the liquidation account. Except for such restrictions, the existence of the liquidation account does not restrict the use or application of retained earnings.

     In addition the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholder's equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

     Unlike the Bank, the Company is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the Company's source of funds for future dividends may depend upon dividends received by the Company from the Bank.

16)  Financial Instruments with Off-Balance Sheet Risk

     The Company is a party to various transactions with off-balance sheet risk in the normal course of business. These transactions are primarily commitments to originate and to purchase loans. These financial instruments carry varying degrees of credit and interest-rate risk in excess of amounts recorded in the consolidated financial statements.

     Outstanding commitments to originate or purchase mortgage loans amounted to $1,591,000 at March 31, 1998 at fixed rates ranging from 6.75% to 9.50%. Because the credit worthiness of each customer is reviewed prior to extension of a commitment, the Bank adequately controls their credit risk on their commitments, as it does for loans recorded on the balance sheet. The Bank conducts all of its lending activities in the Chicagoland area. Management believes the Bank has a diversified loan portfolio and the concentration of lending activities in these local communities does not result in an acute dependency upon economic conditions of the lending region.

     The Federal Home Loan Bank of Chicago has issued an irrevocable letter of credit for $510,000 to the State of Illinois on behalf of the Bank in order to secure deposits totaling $502,502.

17)  Contingencies

     The Bank is, from time to time, a party to certain lawsuits arising in the ordinary course of its business, wherein it enforces its security interest. Management, based upon discussions with legal counsel, believes that the Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

18)  SAIF Special Assessment and its Impact on SAIF Insurance Premiums

     The deposits of West Town Savings Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). Financial institutions which are members of the BIF were experiencing substantially lower deposit insurance premiums because the BIF had achieved its required level of reserves while the SAIF had not yet achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September, 1996.

     The legislation required a special one-time assessment of 65.7 cents per $100 of SAIF insured deposits held by the Bank at March 31, 1995. The one-time special assessment resulted in a charge to earnings of approximately $128,000 during the year ended March 31, 1997. The after-tax effect of this one-time charge to earnings totaled approximately $83,000. The legislation was intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits would be charged the same FDIC premiums beginning January 1, 1997. As of such date, deposit insurance premiums for highly rated institutions, such as the Bank, have been substantially reduced.

     The Bank, however, will continue to be subject to an assessment to fund repayment of the Financing Corporation's ("FICO") obligations. The FICO assessment for SAIF insured institutions will be 6.48 cents per $100 of deposits while BIF insured institutions will pay 1.52 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions.

19)  Disclosures About the Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents: For cash and interest-bearing deposits, the carrying amount is a reasonable estimate of fair value.

     U.S. Government and agency obligations: Fair values for securities are based on quoted market prices as published in financial publications.

     Mortgage-backed securities: Fair values for mortgage-backed securities are based on average quotes received from a third-party broker.

     Loans receivable: The fair values of mortgage loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and collateral to borrowers of similar credit quality.

     Other investments: Fair values for other investments are based on quoted market prices received from third-party sources.

     Deposit liabilities: The fair value of savings accounts is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar original maturities.

     Financial instruments with off-balance sheet risk: Fair values of the Company's off-balance sheet financial instruments, which consist of loan commitments, are based on fees charged to enter into these agreements. As the Company currently charges no fees on these instruments, no estimate of fair value has been made.

     The fair value of the Company's off-balance-sheet instruments is nominal.

     The estimated fair values of the Company's financial instruments as of March 31, 1998 and 1997 are as follows:

                                                            March 31, 1998
                                                        -----------------------
                                                         Carrying      Fair
                                                          Amount       Value
                                                        -----------  ----------
Financial assets:
  Cash and cash equivalents                             $ 7,177,578   7,177,578
  U.S. Government and agency obligations                    500,000     498,000
  Mortgage-backed securities                              1,631,621   1,646,000
  Loans receivable, gross                                19,217,072  19,381,500
  Other investments, available for sale                     100,000     100,000

Financial liabilities:
  Deposits                                               25,263,850  25,547,200

                                                            March 31, 1998
                                                        -----------------------
                                                         Carrying      Fair
                                                          Amount       Value
                                                        -----------  ----------
Financial assets:
  Cash and cash equivalents                             $ 7,243,783   7,243,783
  U.S. Government and agency obligations                  1,100,315   1,082,000
  Mortgage-backed securities                              2,494,292   2,465,000
  Loans receivable, gross                                16,998,268  17,103,000

Financial liabilities:
  Deposits                                               22,816,474  22,879,000

20)  Condensed Parent Company Only Financial Statements

     The following condensed statements of financial condition, as of March 31, 1998 and 1997, and condensed statements of income and cash flows for the years ended March 31, 1998, 1997 and 1996 for West Town Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                       Statements of Financial Condition
                              ------------------

                                                              March 31,
                                                      -------------------------
                                                         1998           1997
                                                         ----           ----
Assets
------

Cash and cash equivalents                             $  552,282        805,037
Loans receivable                                         297,393        227,903
Other investments, available for sale                    100,000              -
Accrued interest receivable                               17,414          1,079
Equity investment in subsidiaries                      3,212,354      3,081,825
Other assets                                              19,134         13,286
                                                      ----------      ---------
                                                       4,198,577      4,129,130
                                                      ==========      =========

Liabilities and Stockholders' Equity
------------------------------------

Accrued taxes and other liabilities                       12,425         12,568
Common stock                                               2,319          2,319
Additional paid-in capital                             1,986,077      1,986,077
Retained earnings                                      2,279,662      2,137,485
Treasury stock, at cost                                  (81,906)          -
Common stock awarded by Management
  Recognition Plan                                          -            (9,319)
                                                      ----------      ---------
                                                      $4,198,577      4,129,130
                                                      ==========      =========

                             Statements of Income
                             --------------------

                                                   Years Ended March 31,
                                             ----------------------------------
                                               1998         1997         1996
                                               ----         ----         ----
Interest income                              $ 63,746       60,081       62,359
Loan fees and service charges                   1,208         -            -
Gain on sale of investment securities,
  available for sale                             -           3,178         -
Non-interest expense                          (43,498)     (45,341)     (85,990)
                                             --------      -------      -------

Net income (loss) before income taxes
  and equity in earnings of subsidiaries       21,456       17,918      (23,631)
Benefit of (provision for) income taxes        (9,808)      (9,384)       7,915
                                             --------      -------      -------

Net income (loss) before equity
  in earnings of subsidiaries                  11,648        8,534      (15,716)
Equity in earnings of subsidiaries            130,529       65,415      128,424
                                             --------      -------      -------
Net income                                   $142,177       73,949      112,708
                                             ========      =======      =======

                           Statements of Cash Flows
                              -------------


                                                                 Years Ended March 31,
                                                        -------------------------------------
                                                           1998          1997         1996
                                                           ----          ----         ----
     Operating activities:
       Net income                                       $ 142,177       73,949       112,708
       Equity in earnings of subsidiaries                (130,529)     (65,415)     (128,424)
       Gain on sale of investment securities,
         available for sale                                     -       (3,178)            -
       (Increase) decrease in accrued
         interest receivable                              (16,335)       3,002        (4,081)
       Change in prepaid and accrued items, net            (5,991)      (1,947)      (12,571)
       Cost of stock benefit plan                           9,319       24,120        55,341
                                                        ---------      -------      --------

     Net cash provided by (for)
        operating activities                               (1,359)      30,531        22,973
                                                        ---------      -------      --------

     Investing activities:
       Purchase of investment securities,
         available for sale                              (100,000)     (47,790)            -
       Proceeds from sale of investment
         securities, available for sale                         -       50,968             -
       Loan disbursements                                (531,923)     (74,902)            -
       Loan repayments                                    462,433       12,388        11,269
                                                        ---------      -------      --------

     Net cash provided by (for)
        investing activities                             (169,490)     (59,336)       11,269
                                                         --------      -------      --------

     Financing activities:
       Proceeds from exercise of stock options                  -       11,100             -
       Purchase of treasury stock                         (81,906)           -             -
                                                        ---------      -------      --------

     Net cash provided by (for)
        financing activities                              (81,906)      11,100             -
                                                        ---------      -------      --------

     (Decrease) increase in cash and
        cash equivalents                                 (252,755)     (17,705)       34,242

     Cash and cash equivalents at
        beginning of period                               805,037      822,742       788,500
                                                        ---------      -------      --------

     Cash and cash equivalents at
        end of period                                   $ 552,282      805,037       822,742
                                                        =========      =======      ========