Form 10QSB
period 1998-06-30
WEST TOWN BANCORP INC
filed 1998-07-21
CIK 926867

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       ---------------------------------

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________  to  _________

                            WEST TOWN BANCORP, INC.
                            -----------------------
       (Exact name of small business issuer as specified in its charter)

        United States                                           36-3785272
        -------------                                        ----------------
(State or other jurisdiction                                 I.R.S.  Employer
     of incorporation or                                      Identification
        organization)                                             Number

4852 WEST 30TH STREET, CICERO, ILLINOIS                           60804
---------------------------------------                        -----------
(Address of Principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code:               (708) 652-2000
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

     As of July 15, 1998, the issuer had 222,703 shares of Common stock issued and outstanding; see accompanying notes.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

Part I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

     Item 1.  Financial Statements
              Consolidated Statements of Financial Condition
              June 30, 1998 (unaudited) and March 31, 1998                  3

              Consolidated Statements of Income, Three
              Months Ended June 30, 1998 and 1997 (unaudited)               4

              Consolidated Statements of Stockholders' Equity,
              Three Months Ended June 30, 1998 (unaudited)                  5

              Consolidated Statements of Cash Flows, Three
              Months Ended June 30, 1998 and 1997 (unaudited)               6

              Notes to Consolidated Financial Statements                   7-8

     Item 2.  Management's Discussion and Analysis or Plan of Operation    9-11

Part II.  OTHER INFORMATION                                                12

          Signatures                                                       13

          Index to Exhibits                                                14

          Earnings per Share Analysis (Exhibit 11)                         15

                            WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                 Consolidated Statements of Financial Condition

                                                          June 30,    March 31,
                                                        ------------  ----------
                                                            1998         1998
                                                        ------------  ----------
Assets                                                  (unaudited)
------
Cash and amounts due from depository institutions        $   287,807      302,484
Interest-bearing deposits                                  7,169,749    6,875,094
                                                         -----------   ----------
   Total cash and cash equivalents                         7,457,556    7,177,578
U.S. Government and agency obligations
  (fair value:  June 30, 1998 - $499,000;
  March 31, 1998 - $498,000)                                 500,000      500,000
Mortgage-backed securities
  (fair value:  June 30, 1998 - $1,554,000;
  March 31, 1998 - $1,646,000)                             1,536,479    1,631,621
Loans receivable (net of allowance for
  loan losses:  June 30, 1998 - $47,671;
  March 31, 1998 - $46,171)                               18,876,311   18,451,630
Stock in Federal Home Loan Bank of Chicago                   177,400      177,400
Other investments, available for sale, at fair value         100,000      100,000
Accrued interest receivable                                  213,685      201,047
Office properties and equipment - net                        216,847      202,365
Prepaid expenses and other assets                            620,456    1,103,875
                                                         -----------   ----------
   Total assets                                           29,698,734   29,545,516
                                                         ===========   ==========
 Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits                                                  25,352,096   25,263,850
Advance payments by borrowers for taxes and insurance         82,663       34,550
Other liabilities                                            193,732      199,298
                                                         -----------   ----------
   Total liabilities                                      25,628,491   25,497,698
                                                         -----------   ----------
Stockholders' Equity
--------------------
Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                --           --
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued and
  222,703 shares outstanding at June 30, 1998 and
  224,303 shares outstanding at March 31, 1998                 2,319        2,319
Additional paid-in capital                                 1,987,127    1,987,127
Retained earnings, substantially restricted                2,322,477    2,279,662
Treasury stock, at cost (9,225 shares at June 30, 1998
  and 7,625 shares at March 31, 1998)                       (105,906)     (81,906)
Common stock acquired by Employee Stock Ownership Plan      (135,774)    (139,384)
                                                         -----------   ----------
   Total stockholders' equity                              4,070,243    4,047,818
                                                         -----------   ----------
  Total liabilities and stockholders' equity             $29,698,734   29,545,516
                                                         ===========   ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                       Consolidated Statements of Income

                                                          Three Months Ended
                                                               June 30,
                                                          ------------------
                                                            1998      1997
                                                          ---------  -------
(unaudited)
Interest income:
 Loans                                                     $366,809  310,350
 Mortgage-backed securities                                  24,791   38,617
 Investment securities                                        5,248   14,609
 Interest-bearing deposits                                  113,455   86,516
 Dividends on FHLB stock                                      2,930    2,985
                                                           --------  -------
  Total interest income                                     513,233  453,077
                                                           --------  -------
Interest expense:
 Deposits                                                   314,412  265,260
                                                           --------  -------
  Net interest income before provision for loan losses      198,821  187,817
Provision for loan losses                                     1,500    1,500
                                                           --------  -------
  Net interest income after provision for loan losses       197,321  186,317
                                                           --------  -------
Non-interest income:
 Loan fees and service charges                                2,731      833
 Rental income                                                2,430    2,750
 Deposit related fees and other income                        5,238    3,638
                                                           --------  -------
  Total non-interest income                                  10,399    7,221
                                                           --------  -------
Non-interest expense:
 Staffing costs                                              74,665   78,866
 Advertising                                                  2,448    2,645
 Occupancy and equipment expenses                            22,810   17,790
 Data processing                                             12,230    8,372
 Federal deposit insurance premiums                           3,909    3,646
 Legal, audit, and examination services                      15,524   11,432
 Other                                                       10,629   11,766
                                                           --------  -------
  Total non-interest expense                                142,215  134,517
                                                           --------  -------
Income before income taxes                                   65,505   59,021
Provision for income taxes                                   22,690   20,760
                                                           --------  -------
  Net income                                               $ 42,815   38,261
                                                           ========  =======
Earnings per share - basic                                     $.20      .18
                                                           --------  -------
Earnings per share - diluted                                   $.20      .18
                                                           --------  -------
Dividends declared per common share                            $  -        -
                                                           --------  -------

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------
          Consolidated Statements of Changes in Stockholders' Equity

                       Three Months Ended June 30, 1998
                               ----------------
                                  (Unaudited)


                                                                                                Common
                                                   Additional                                    Stock
                                       Common        Paid-In      Retained       Treasury      Acquired
                                       Stock         Capital      Earnings         Stock        by ESOP         Total
                                       ------      ----------     --------       --------       --------        -----
Balance at March 31, 1998              $2,319       1,987,127     2,279,662      (81,906)      (139,384)      4,047,818

 Additions for the three months
  ended June 30, 1998:

 Net income                                                          42,815                                      42,815

 Adjustments to determine
  comprehensive income                                                    0                                           0
                                                                     ------                                   ---------
 Comprehensive income                                                42,815                                      42,815

 Purchase of treasury stock
  (1,600 shares)                                                                 (24,000)                       (24,000)

 Contribution to fund ESOP loan                                                                   3,610           3,610
                                       ------       ---------     ---------     --------       --------       ---------
Balance at June 30, 1998               $2,319       1,987,127     2,322,477     (105,906)      (135,774)      4,070,243
                                       ======       =========     =========     ========       ========       =========


See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------
                     Consolidated Statements of Cash Flows

                                                                        Three Months Ended
                                                                           June 30,
                                                                   ------------------------
Cash flows from operating activities:
  Net income                                                     $    42,815        38,261
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                                      6,203         5,922
     Amortization of cost of stock benefit plans                       3,610        10,274
     Amortization of investment premiums and discounts                     -           357
     Provision for loan losses                                         1,500         1,500
     Increase in deferred income                                       2,899         3,124
     Decrease in current and deferred income tax                      21,821        20,192
     Increase in accrued interest receivable                         (12,638)      (20,441)
     Increase (decrease) in accrued interest payable                 (35,191)       14,453
     Change in prepaid and accrued items, net                        491,223      (270,033)
                                                                 -----------    ----------
Net cash provided by (for) operating activities                      522,242      (196,391)
                                                                 -----------    ----------

Cash flows from investing activities:
     Proceeds from maturities of investment securities                     -       400,000
     Proceeds from repayments of mortgage-backed
       securities                                                     95,142        67,540
     Purchase of Federal Home Loan Bank stock                              -       (56,400)
     Disbursements for loans originated or purchased              (2,657,716)   (2,873,693)
     Loan repayments                                               1,989,450       446,868
     Participation loans sold                                        239,186       645,438
     Property and equipment expenditures                             (20,685)       (6,185)
                                                                 -----------    ----------
Net cash provided for investing activities                          (354,623)   (1,376,432)
                                                                 -----------    ----------

Cash flows from financing activities:
     Deposit account receipts                                      2,196,585     2,662,612
     Deposit account withdrawals                                  (2,350,887)   (2,274,242)
     Interest credited to deposit accounts                           242,548       157,275
     Increase in advance payments by borrowers
       for taxes and insurance                                        48,113        57,487
     Purchase of treasury stock                                      (24,000)      (26,906)
                                                                 -----------    ----------
Net cash provided by financing activities                            112,359       576,226
                                                                 -----------    ----------
Increase (decrease) in cash and cash equivalents                     279,978      (996,597)

Cash and cash equivalents at beginning of period                   7,177,578     7,243,783
                                                                 -----------    ----------
Cash and cash equivalents at end of period                       $ 7,457,556     6,247,186
                                                                 ===========    ==========

Cash paid during the period for:
   Interest                                                      $   349,603       250,807
   Income taxes                                                          869           568
                                                                   =========      ========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Note A -  Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month period ended June 30, 1998, are not necessarily indicative of the results which may be expected for the entire year.

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

Note D -  Earnings Per Share
          ------------------

          Earnings per share for the three month periods ended June 30, 1998 and 1997 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts. Earnings per share data for the three month period ended June 30, 1997 has been restated for comparative purposes to reflect the implementation of Statement of Financial Accounting Standards No. 128.

-----------------------------------------

Note E -  EFFECT OF NEW ACCOUNTING STANDARDS
          ----------------------------------

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management does not believe that adoption of SFAS No. 130 will have a material impact on the Company's consolidated financial condition or results of operations.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected information about operating segments in interim financial reports. Management does not believe that adoption of SFAS No. 131 will have a material impact on the Company's consolidated financial condition or results of operations.

          In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 alters current disclosure requirements regarding pensions and other postretirement benefits in the financial statements of employers who sponsor such benefit plans. The revised disclosure requirements are designed to provide additional information to assist readers in evaluating future costs related to such plans. Additionally, the revised disclosures are designed to provide changes in the components of pension and benefit costs in addition to the year end components of those factors in the resulting asset or liability related to such plans. The statement is effective for fiscal years beginning after December 15, 1997 with earlier application available. Management does not believe that adoption of SFAS No. 132 will have a material impact on the Company's consolidated financial condition or results of operations.

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

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSIONS AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

     The assets of West Town Bancorp, Inc. (the "Company") increased approximately $153,000, or .52%, for the three month period ended June 30, 1998. This increase was primarily the result of an increase in mortgage loans receivable held by West Town Savings Bank (the "Bank"), which was primarily funded by excess cash liquidity resulting from maturities of mortgage-backed securities and increased deposits during the three month period ended June 30, 1998.

     Net loans receivable increased $425,000, or 2.30%, for the three months ended June 30, 1998. During that period, the Bank originated or purchased approximately $2.6 million in loans which exceeded repayments of $2.0 million during the same period.

     The Bank experienced an increase in savings deposits for the three month period of approximately $88,000, or .35%. It is management's belief that part of the deposit activity for the three months ended June 30, 1998 can be attributed to new deposit products.

     Stockholders' equity increased approximately $22,000, or .55%, for the three month period ended June 30, 1998. This increase was primarily the result of the amortization of the cost of the Company's stock benefit plans of $3,000, and net income for the three months of $43,000, partially offset by the purchase of treasury stock at a cost of $24,000. As of June 30, 1998, the book value per common share outstanding was $18.28.

Analysis of Operations
----------------------

     A net profit of $43,000 was recognized for the three months ended June 30, 1998 as compared to net income of $38,000 for the same period in 1997. This $5,000 increase in net income was due primarily to an increase in net interest income of $11,000, and an increase in non-interest income of $3,000, partially offset by an $7,000 increase in non-interest expense, and an increase in income taxes of $2,000.

     Interest income increased by $60,000 for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. This was the result of an increase in the average balance of interest-earning assets as well as an increase in the average yield on average interest-earning assets. The average balance of those assets increased from approximately $25.8 million to $28.4 million for the three months ended June 30, 1997 and 1998, respectively. The average yield on average interest-earning assets increased from 7.03% for the three months ended June 30, 1997 to 7.23% for the three months ended June 30, 1998.

     Interest expense increased from $265,000 to $314,000 for the three months ended June 30, 1997 compared to the same period in 1998. This increase was attributable to an increase in the average balance of interest-bearing liabilities and in the average rate paid on those liabilities. The average balance increased approximately $2.4 million for the three months ended June 30, 1998 as compared to the average balance at June 30, 1997. The average rate on average interest-bearing liabilities increased from 4.63% for the three months ended June 30, 1997 to 4.96% for the three months ended June 30, 1998.

----------------------------------

     The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $1,500 and $1,500 were made for the three month periods ended June 30, 1998 and 1997 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

     Non-interest income increased by $3,000 for the three months ended June 30, 1998 as compared to the same period in 1997. This increase was primarily attributable to an increase in loan related fee income.

     Non-interest expense increased to $142,000 from $135,000 for the three months ended June 30, 1998 from the three months ended June 30, 1997. The increase was attributable to increases in occupancy and equipment expense of $5,000, data processing costs of $4,000 and professional fees of $4,000, partially offset by decreases in compensation related expenses of $4,000 and other expenses of $1,000.

     The provision for income taxes increased $2,000 for the three months ended June 30, 1998 as compared to the same period in 1997. This increase is the direct result of the increase in pre-tax income between the comparable periods.

Liquidity and Capital Resources
-------------------------------

     At June 30, 1998, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 25.57% and a short-term liquid asset ratio of 24.48%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At June 30, 1998, the Bank had no outstanding commitments to fund loans, and no commitments to purchase mortgage-backed securities or other investment securities.

     The Bank was in compliance with regulatory capital requirements at June 30, 1998. Capital requirements, ratios, and balances are as follows:

                                                                                  To Be Well-
                                                                               Capitalized Under
                                                     For Capital               Prompt Corrective
                                Actual            Adequacy Purposes            Action Provisions
                          ------------------------------------------------------------------------
                            Amount   Ratio(1)     Amount   Ratio(1)            Amount    Ratio(1)
                          ------------------------------------------------------------------------
     June 30, 1998
     -------------
     Risk-based          $ 3,162,851     25.17%      $ 1,005,336    8.00%    $ 1,256,671   10.00%
     Core                  3,115,180     10.78           866,785    3.00       1,444,641    5.00

-----------------

     (1) Core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.


Year 2000 Compliance
--------------------

     The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendor and purchased software which is run on in-house computer networks. During the previous fiscal year, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. To date, those vendors which have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet regulatory requirements. The costs associated with the compliance efforts are not expected to have a significant impact on the Company's ongoing results of operations.

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

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

DATE:  July 15, 1998


BY: /s/ Dennis B. Kosobucki
    ------------------------------------------
    Dennis B. Kosobucki
    Chairman of the Board,
    President and Chief Executive Officer
    (Duly Authorized Representative and
    Principal Executive Officer)


BY: /s/ Jeffrey P. Kosobucki
    ------------------------------------------
    Jeffrey P. Kosobucki
    Vice President and Chief Financial Officer
    (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.                                                             Page No.
-----------                                                             --------

    11        Statement regarding Computation of Earnings Per Share        15