Form 10QSB
period 1998-09-30
WEST TOWN BANCORP INC
filed 1998-11-05
CIK 926867

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ____________________________


                                  FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998


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


     As of October 30, 1998, the issuer had 222,703 shares of Common stock issued and outstanding; see accompanying notes.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------



Part I.   FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

     Item 1.  Financial Statements
                Consolidated Statements of Financial Condition
                September 30, 1998 (unaudited) and March 31, 1998             3

                Consolidated Statements of Income, Three and
                Six Months Ended September 30, 1998 and 1997 (unaudited)      4

                Consolidated Statements of Stockholders' Equity,
                Six Months Ended September 30, 1998 (unaudited)               5

                Consolidated Statements of Cash Flows,
                Six Months Ended September 30, 1998 and 1997 (unaudited)      6

                Notes to Financial Statements                                7-8

     Item 2.  Management's Discussion and Analysis or Plan of Operation      9-11



Part II.  OTHER INFORMATION                                                  12

          Signatures                                                         13

          Index to Exhibits                                                  14

          Earnings Per Share Analysis (Exhibit 11)                           15

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                 Consolidated Statements of Financial Condition

                                                         September 30,    March 31,
                                                         -------------   ----------
                                                              1998          1998
                                                              ----          ----
Assets                                                    (unaudited)
------

Cash and amounts due from depository institutions         $   203,096       302,484
Interest-bearing deposits                                   8,168,438     6,875,094
                                                          -----------    ----------
   Total cash and cash equivalents                          8,371,534     7,177,578
U.S. Government and agency obligations
  (fair value:  March 31, 1998 - $498,000)                       -          500,000
Mortgage-backed securities
  (fair value:  September 30, 1998 - $1,338,000;
  March 31, 1998 - $1,646,000)                              1,314,791     1,631,621
Loans receivable (net of allowance for
  loan losses:  September 30, 1998 - $49,171;
  March 31, 1998 - $46,171)                                19,387,086    18,451,630
Stock in Federal Home Loan Bank of Chicago                    177,400       177,400
Other investments, available for sale, at fair value          100,000       100,000
Accrued interest receivable                                   230,765       201,047
Office properties and equipment - net                         210,023       202,365
Prepaid expenses and other assets                             415,716     1,103,875
                                                          -----------    ----------

   Total assets                                            30,207,315    29,545,516
                                                          ===========    ==========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                   25,713,826    25,263,850
Advance payments by borrowers for taxes and insurance         130,528        34,550
Other liabilities                                             236,792       199,298
                                                          -----------    ----------
   Total liabilities                                       26,081,146    25,497,698
                                                          -----------    ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                               -             -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued and
  222,703 shares outstanding at September 30, 1998 and
  224,303 shares outstanding at March 31, 1998                  2,319         2,319
Additional paid-in capital                                  1,988,120     1,987,127
Retained earnings, substantially restricted                 2,373,713     2,279,662
Treasury stock, at cost (9,225 shares at
  September 30, 1998 and 7,625 shares at March 31, 1998)     (105,906)      (81,906)
Common stock acquired by Employee Stock Ownership Plan       (132,077)     (139,384)
                                                          -----------    ----------

   Total stockholders' equity                               4,126,169     4,047,818
                                                          -----------    ----------

   Total liabilities and stockholders' equity             $30,207,315    29,545,516
                                                          ===========    ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                       Consolidated Statements of Income



                                           Three Months Ended     Six Months Ended
                                              September 30,         September 30,
                                           -------------------   ------------------
                                             1998       1997        1998     1997
                                           ---------  --------   ---------  -------
                                               (unaudited)           (unaudited)
Interest income:
  Loans                                     $388,865   338,322     755,674  648,672
  Mortgage-backed securities                  21,808    30,802      46,599   69,419
  Investment securities                        3,545     6,563       8,793   21,172
  Interest-bearing deposits                  110,857    84,351     224,312  170,867
  Dividends on FHLB stock                      2,986     2,925       5,916    5,910
                                            --------   -------   ---------  -------
     Total interest income                   528,061   462,963   1,041,294  916,040
                                            --------   -------   ---------  -------

Interest expense:
  Deposits                                   313,458   283,751     627,870  549,011
                                            --------   -------   ---------  -------

     Net interest income before
       provision for loan losses             214,603   179,212     413,424  367,029
Provision for loan losses                      1,500     1,500       3,000    3,000
                                            --------   -------   ---------  -------
     Net interest income after
       provision for loan losses             213,103   177,712     410,424  364,029
                                            --------   -------   ---------  -------

Non-interest income:
  Loan fees and service charges                1,287     2,595       4,018    3,428
  Rental income                                2,430       990       4,860    3,740
  Deposit related fees and other income        5,434     3,960      10,672    7,598
                                            --------   -------   ---------  -------
     Total non-interest income                 9,151     7,545      19,550   14,766
                                            --------   -------   ---------  -------

Non-interest expense:
  Staffing costs                              75,952    75,601     150,617  154,467
  Advertising                                  2,769     2,790       5,217    5,435
  Occupancy and equipment expense             20,346    17,884      43,156   35,674
  Data processing                             11,446    10,050      23,676   18,422
  Federal deposit insurance premiums           3,840     3,579       7,749    7,225
  Legal, audit and examination services       14,894    17,336      30,418   28,768
  Other                                       10,619    14,116      21,248   25,882
                                            --------   -------   ---------  -------
     Total non-interest expense              139,866   141,356     282,081  275,873
                                            --------   -------   ---------  -------

Income before income taxes                    82,388    43,901     147,893  102,922

Provision for income taxes                    31,152    14,622      53,842   35,382
                                            --------   -------   ---------  -------

     Net income                             $ 51,236    29,279      94,051   67,540
                                            ========   =======   =========  =======

Earnings per share - basic                  $    .25       .14         .45      .32
                                            --------   -------   ---------  -------

Earnings per share - diluted                $    .24       .14         .44      .32
                                            --------   -------   ---------  -------

Dividends declared per common share         $   -         -           -        -
                                            --------   -------   ---------  -------


See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

           Consolidated Statements of Changes in Stockholders' Equity

                      Six Months Ended September 30, 1998
                      -----------------------------------

                                  (Unaudited)


                                                                                       Common
                                              Additional                               Stock




                                      Common    Paid-In    Retained    Treasury       Acquired
                                       Stock    Capital    Earnings      Stock         by ESOP       Total
                                      ------  ----------  ---------   ----------      ---------      -----
Balance at March 31, 1998             $2,319   1,987,127  2,279,662     (81,906)      (139,384)    4,047,818

 Additions for the six months
  ended September 30, 1998:

 Net income                                                  94,051                                  94,051

 Adjustments to determine
  comprehensive income                                            0                                       0
                                                          ---------                               ---------

 Comprehensive income                                        94,051                                  94,051

 Purchase of treasury stock
  (1,600 shares)                                                        (24,000)                    (24,000)

 Contribution to fund ESOP loan                      993                                 7,307        8,300
                                      ------   ---------  ---------    --------       --------    ---------

Balance at September 30, 1998         $2,319   1,988,120  2,373,713    (105,906)      (132,077)   4,126,169
                                      ======   =========  =========    ========       ========    =========


See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                     Consolidated Statements of Cash Flows

                                                              Six Months Ended
                                                                September 30,
                                                          -------------------------
                                                             1998           1997
                                                             ----           ----
                                                                 (unaudited)
Cash flows from operating activities:

  Net income                                              $    94,051       67,540
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                              13,027       12,021
     Amortization of cost of stock benefit plans                8,300       15,966
     Amortization of investment premiums and discounts           -             332
     Provision for loan losses                                  3,000        3,000
     Increase (decrease) in deferred income                    (6,018)       7,560
     Change in current and deferred income tax                 25,544       (2,335)
     Increase in accrued interest receivable                  (29,718)     (40,326)
     Increase in accrued interest payable                       6,084       41,794
     Change in prepaid and accrued items, net                 694,025     (133,699)
                                                          -----------   ----------

Net cash provided by (for) operating activities               808,295      (28,147)
                                                          -----------   ----------

Cash flows from investing activities:
     Proceeds from maturities of investment securities        500,000      400,000
     Proceeds from repayments of mortgage-backed
       securities                                             316,830      528,759
     Purchase of Federal Home Loan Bank stock                    -         (56,400)
     Disbursements for loans originated or purchased       (4,879,898)  (5,037,426)
     Loan repayments                                        3,456,265    2,830,207
     Participation loans sold                                 491,195         -
     Property and equipment expenditures                      (20,685)      (6,185)
                                                          -----------   ----------

Net cash provided for investing activities                   (136,293)  (1,341,045)
                                                          -----------   ----------

Cash flows from financing activities:
     Deposit account receipts                               4,520,796    5,594,146
     Deposit account withdrawals                           (4,556,126)  (4,721,002)
     Interest credited to deposit accounts                    485,306      328,909
     Increase (decrease) in advance payments
       by borrowers for taxes and insurance                    95,978      (12,230)
     Purchase of treasury stock                               (24,000)     (81,906)
                                                          -----------   ----------

Net cash provided by financing activities                     521,954    1,107,917
                                                          -----------   ----------

Increase (decrease) in cash and cash equivalents            1,193,956     (261,275)

Cash and cash equivalents at beginning of period            7,177,578    7,243,783
                                                          -----------   ----------

Cash and cash equivalents at end of period                $ 8,371,534    6,982,508
                                                          ===========   ==========

Cash paid during the period for:
    Interest                                              $   621,786      507,217
    Income taxes                                               24,869       37,695
                                                          ===========   ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES

                         Notes to Financial Statements


Note A -  Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six month periods ended September 30, 1998, are not necessarily indicative of the results which may be expected for the entire year.

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

Note D -  Earnings Per Share
          ------------------

          Earnings per share for the three and six month periods ended September 30, 1998 and 1997 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts. Earnings per share data for the three and six month periods ended September 30, 1997 have been restated for comparative purposes to reflect the implementation of Statement of Financial Accounting Standards No. 128.

-----------------------------------------

Note E -  Effect of New Accounting Standards
          ----------------------------------

          Employers' Disclosures about Pensions and Other Postretirement Benefits. In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 alters current disclosure requirements regarding pensions and other postretirement benefits in the financial statements of employers who sponsor such benefit plans. The revised disclosure requirements are designed to provide additional information to assist readers in evaluating future costs related to such plans. Additionally, the revised disclosures are designed to provide changes in the components of pension and benefit costs in addition to the year end components of those factors in the resulting asset or liability related to such plans. The statement is effective for fiscal years beginning after December 15, 1997 with earlier application available. Management does not believe that adoption of SFAS No. 132 will have a material impact on the Company's consolidated financial condition or results of operations.

          Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") which is effective for fiscal years beginning after June 15, 1999. The statement requires all derivatives to be recorded on the balance sheet at fair value. It also establishes "special accounting" for hedges of changes in the fair value of assets, liabilities, or firm commitments (fair value hedges), hedges of the variable cash flows of forecasted transactions (cash flow hedges), and hedges of foreign currency exposures of net investments in foreign operations. To the extent the hedge is considered highly effective, both the change in the fair value of the derivative and the change in the fair value of the hedged item are recognized (offset) in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three hedge categories are included in income. Management does not believe that adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial condition or results of operations.

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

                            WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES

                     Management's Discussions and Analysis
                of Financial Condition and Results of Operations


Financial Condition
-------------------

     The assets of West Town Bancorp, Inc. (the "Company") increased approximately $662,000, or 2.24%, for the six month period ended September 30, 1998. This increase was primarily the result of increases in cash and cash equivalents and in mortgage loans receivable held by West Town Savings Bank (the "Bank"), which were primarily funded by excess cash liquidity resulting from maturities of investment securities and mortgage-backed securities and increased deposits during the six month period ended September 30, 1998.

     Net loans receivable increased $935,000, or 5.07%, for the six months ended September 30, 1998. During that period, the Bank originated or purchased approximately $4.9 million in loans which exceeded repayments of $3.5 million and participation loans sold of $491,000 during the same period.

     The Bank experienced an increase in savings deposits for the six month period of approximately $450,000, or 1.78%. It is management's belief that part of the deposit activity for the six months ended September 30, 1998 can be attributed to new deposit products.

     Stockholders' equity increased approximately $78,000, or 1.94%, for the six month period ended September 30, 1998. This increase was primarily the result of the amortization of the cost of the Company's stock benefit plans of $8,000, and net income for the six months of $94,000, partially offset by the purchase of treasury stock at a cost of $24,000. As of September 30, 1998, the book value per common share outstanding was $18.53.

Analysis of Operations
----------------------

     A net profit of $51,000 was recognized for the three months ended September 30, 1998 as compared to a net profit of $29,000 for the same period in 1997. This $22,000 increase in net income was due primarily to an increase in net interest income of $35,000, partially offset by an increase in income taxes of $17,000. The Company's net income for the six months ended September 30, 1998 was $94,000 as compared to a net profit of $68,000 for the six months ended September 30, 1997. This $26,000 increase in net income was due primarily to a $46,000 increase in net interest income, and a $5,000 increase in non-interest income, partially offset by a $6,000 increase in non-interest expense and an $18,000 increase in income taxes.

     Interest income increased by $65,000 and $125,000 for the three and six month periods ended September 30, 1998, respectively, as compared to the three and six month periods ended September 30, 1997. This was primarily a result of an increase in the average balances of interest-earnings assets, as well as an increase in the average yield on those assets. The average balances of those assets increased from approximately $26.5 million to $28.6 million for the three months ended September 30, 1997 and 1998, respectively, and from $26.1 million to $28.5 million for the six months ended September 30, 1997 and 1998, respectively. These increases were accompanied by an increase in the average yield on average interest-earning assets from 7.00% and 7.01% for the three and six months ended September 30, 1997 to 7.37% and 7.30% for the three and six months ended September 30, 1998.

----------------------------------

     Interest expense increased from $284,000 to $313,000 from the three months ended September 30, 1997 compared to the same period in 1998. For the six months ended September 30, 1997 interest expense was $549,000 as compared to $628,000 for the same six months in 1998. These increases were attributable to increases in the average balances of interest-bearing liabilities and increases in the yield on those liabilities. The average balances increased approximately $1.8 million and $2.1 million for the three and six months ended September 30, 1998 as compared to the average balances at September 30, 1997, respectively. The yield on average interest-bearing liabilities increased from 4.82% and 4.73% for the three and six months ended September 30, 1997 to 4.95% and 4.96% for the three and six months ended September 30, 1998.

     The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $1,500 and $1,500 were made for the three month periods ended September 30, 1998 and 1997 respectively, and provisions of $3,000 and $3,000 were made for the six month periods ended September 30, 1998 and 1997 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

     Non-interest income increased by $2,000 for the three months ended September 30, 1998 as compared to the same period in 1997. Non-interest income increased by $5,000 for the six months ended September 30, 1998 as compared to the same period in 1997. These increases were primarily attributable to increases in rental income and deposit related fee income.

     Non-interest expense decreased from $141,000 to $140,000 from the three months ended September 30, 1997 to the three months ended September 30, 1998. Non-interest expense increased from $276,000 to $282,000 from the six months ended September 30, 1997 to the six months ended September 30, 1998. The increase for the six month period was primarily the result of increases in occupancy and equipment expenses of $7,000, data processing of $5,000 and professional fees of $2,000, partially offset by decreases in compensation expenses of $4,000 and other expenses of $5,000.

     The provision for income taxes increased $17,000 and $18,000 for the three and six months ended September 30, 1998, respectively, as compared to the same periods in 1997. These increases were attributable to increases in pre-tax income in the 1998 periods as compared to the 1997 periods.

Liquidity and Capital Resources
-------------------------------

     At September 30, 1998, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 26.44% and a short-term liquid asset ratio of 28.40%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At September 30, 1998, the Bank had no outstanding commitments to fund loans, and no commitments to purchase mortgage-backed securities or other investment securities.

     The Bank was in compliance with regulatory capital requirements at September 30, 1998. Capital requirements, ratios, and balances are as follows:

                                                                     To Be Well-
                                                                  Capitalized Under
                                                For Capital       Prompt Corrective
                             Actual          Adequacy Purposes    Action Provisions
                      --------------------------------------------------------------
                        Amount    Ratio(1)   Amount   Ratio(1)    Amount    Ratio(1)
                      --------------------------------------------------------------
  September 30, 1998
  ------------------
  Risk-based          $ 3,217,703  25.53%  $ 1,008,345  8.00%   $ 1,260,432  10.00%
  Core                  3,168,532  10.78       881,890  3.00      1,469,816   5.00

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

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995
-----------------------------------------------------------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Form 10-QSB that a number of important factors could cause the Company's actual results in 1998/1999 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company's customers; changes in interest rates; the adequacy of the Bank's allowance for loan losses; competition from, among others, commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, and the United States Government; limited partnership activities; federal and state legislation, regulation and supervision of the Bank and its subsidiaries; the risk of defaults on loans; and contractual, statutory and regulatory restrictions on the Bank's ability to pay dividends to the Company.

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

          Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          (a) The Annual Meeting of Stockholders (the "Meeting") of West Town Bancorp, Inc. was held July 8, 1998 at 1:00 PM at the Company's offices located at 4852 West 30th Street, Cicero, Illinois.

          (b) Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities and Exchange Act; there was no solicitation in opposition and all nominees were elected.

          (c)  The following are the results of each matter voted upon at the
               Meeting:


               (i)  The election of Directors:

                                             For    Withheld
                                           -------  --------
                    Dennis B. Kosobucki    213,728      0
                    James Kucharczyk       213,728      0

               (ii) The ratification of the appointment of Cobitz, VandenBerg &
                    Fennessy as auditors for the Company for the fiscal year ended March 31, 1999:

                    Votes For:        213,728
                                      -------
                    Votes Against:       0
                                      -------
                    Abstentions:         0
                                      -------

Item 5.   OTHER INFORMATION
          -----------------

          Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Computation of earnings per share (Exhibit 11 filed herewith)

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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


                            WEST TOWN BANCORP, INC.
                            -----------------------
                                   Registrant



DATE: October 30, 1998


BY:/s/ Dennis B. Kosobucki
   -------------------------------------
   Dennis B. Kosobucki
   Chairman of the Board,
   President and Chief Executive Officer
   (Duly Authorized Representative and
   Principal Executive Officer)



BY:/s/ Jeffrey P. Kosobucki
   -------------------------------------
   Jeffrey P. Kosobucki
   Vice President and Chief Financial Officer
   (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.                                                                PAGE
-----------                                                                ----

   11          Statement regarding Computation of Earnings Per Share        15