Form 10QSB
period 1998-12-31
WEST TOWN BANCORP INC
filed 1999-02-01
CIK 926867

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         ----------------------------


                                  FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998


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

                    Yes    X      No
                        --------     --------


     Transitional Small Business Disclosure Format

                    Yes           No    X
                        --------     --------

     As of January 29, 1999, the issuer had 222,603 shares of Common stock issued and outstanding.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------


Part I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----


     Item 1.  Financial Statements
               Consolidated Statements of Financial Condition
               December 31, 1998 (unaudited) and March 31, 1998               3

               Consolidated Statements of Income, Three and
               Nine Months Ended December 31, 1998 and 1997 (unaudited)       4

               Consolidated Statements of Stockholders' Equity
               Nine Months Ended December 31, 1998 (unaudited)                5

               Consolidated Statements of Cash Flows, Nine
               Months Ended December 31, 1998 and 1997 (unaudited)            6

               Notes to Financial Statements                                 7-8

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation                                                     9-11

Part II.  OTHER INFORMATION                                                  12

          Signatures                                                         13

          Index to Exhibits                                                  14

          Earnings Per Share Analysis (Exhibit 11)                           15

                            WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------
                 Consolidated Statements of Financial Condition

                                                        December 31,   March 31,
                                                        -------------  ----------
                                                            1998          1998
                                                        -------------  ----------
Assets                                                   (unaudited)
------

Cash and amounts due from depository institutions        $   229,524      302,484
Interest-bearing deposits                                  7,546,436    6,875,094
                                                         -----------   ----------
   Total cash and cash equivalents                         7,775,960    7,177,578
U.S. Government and agency obligations
  (fair value: March 31, 1998 - $498,000)                          -      500,000
Mortgage-backed securities
  (fair value: December 31, 1998 - $1,102,000;
  March 31, 1998 - $1,646,000)                             1,081,506    1,631,621
Loans receivable (net of allowance for
  loan losses: December 31, 1998 - $50,671;
  March 31, 1998 - $46,171)                               19,577,705   18,451,630
Stock in Federal Home Loan Bank of Chicago                   177,400      177,400
Other investments, available for sale, at fair value         268,750      100,000
Accrued interest receivable                                  243,401      201,047
Office properties and equipment - net                        472,498      202,365
Prepaid expenses and other assets                            489,017    1,103,875
                                                         -----------   ----------

   Total assets                                           30,086,237   29,545,516
                                                         ===========   ==========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------

Deposits                                                  25,494,518   25,263,850
Advance payments by borrowers for taxes and insurance         78,180       34,550
Other liabilities                                            304,342      199,298
                                                         -----------   ----------
   Total liabilities                                      25,877,040   25,497,698
                                                         -----------   ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                 -            -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued and
  222,703 shares outstanding at December 31, 1998 and
  224,303 shares outstanding at March 31, 1998                 2,319        2,319
Additional paid-in capital                                 1,989,276    1,987,127
Retained earnings, substantially restricted                2,407,768    2,279,662
Unrealized gain on securities available for sale,
  net of income taxes                                         44,032            -
Treasury stock, at cost (9,225 shares at
  December 31, 1998 and 7,625 shares at
  March 31, 1998)                                           (105,906)     (81,906)
Common stock acquired by Employee Stock Ownership Plan      (128,292)    (139,384)
                                                         -----------   ----------

   Total stockholders' equity                              4,209,197    4,047,818
                                                         -----------   ----------

   Total liabilities and stockholders' equity            $30,086,237   29,545,516
                                                         ===========   ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                       Consolidated Statements of Income

                                           Three Months Ended   Nine Months Ended
                                              December 31,         December 31,
                                           ------------------  --------------------
                                             1998      1997      1998       1997
                                             ----      ----      ----       ----
                                              (unaudited)          (unaudited)
Interest income:
  Loans                                    $364,989   368,492  1,120,663  1,017,164
  Mortgage-backed securities                 18,764    30,161     65,363     99,580
  Investment securities                       1,537     9,073     10,330     30,245
  Interest-bearing deposits                 104,540    89,563    328,852    260,430
  Dividends on FHLB stock                     2,939     3,130      8,855      9,040
                                           --------   -------  ---------  ---------
    Total interest income                   492,769   500,419  1,534,063  1,416,459
                                           --------   -------  ---------  ---------

Interest expense:
  Deposits                                  309,270   310,248    937,140    859,259
                                           --------   -------  ---------  ---------

    Net interest income before
      provision for loan losses             183,499   190,171    596,923    557,200
Provision for loan losses                     1,500     1,500      4,500      4,500
                                           --------   -------  ---------  ---------
    Net interest income after
      provision for loan losses             181,999   188,671    592,423    552,700
                                           --------   -------  ---------  ---------

Non-interest income:
  Loan fees and service charges               2,513     3,861      6,531      7,289
  Rental income                               2,430     2,230      7,290      5,970
  Deposit related fees and other income       5,278     3,394     15,950     10,992
                                           --------   -------  ---------  ---------
    Total non-interest income                10,221     9,485     29,771     24,251
                                           --------   -------  ---------  ---------

Non-interest expense:
  Staffing costs                             77,017    72,335    227,634    226,802
  Advertising                                 4,038     5,746      9,255     11,181
  Occupancy and equipment expense            22,710    18,708     65,866     54,382
  Data processing                            12,320     9,865     35,996     28,287
  Federal deposit insurance premiums          3,677     3,685     11,426     10,910
  Legal, audit and examination fees          11,369    15,643     41,787     44,411
  Other                                      10,976    11,987     32,224     37,869
                                           --------   -------  ---------  ---------
    Total non-interest expense              142,107   137,969    424,188    413,842
                                           --------   -------  ---------  ---------

Income before income taxes                   50,113    60,187    198,006    163,109

Provision for income taxes                   16,058    22,872     69,900     58,254
                                           --------   -------  ---------  ---------

    Net income                             $ 34,055    37,315    128,106    104,855
                                           ========   =======  =========  =========

Earnings per share - basic                 $    .16       .18        .61        .49
                                           --------   -------  ---------  ---------
Earnings per share - diluted               $    .16       .18        .60        .49
                                           --------   -------  ---------  ---------

Dividends declared per common share        $    -         -          -          -
                                           --------   -------  ---------  ---------

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

           Consolidated Statements of Changes in Stockholders' Equity

                      Nine Months Ended December 31, 1998
                                ----------------

                                  (Unaudited)


                                                                        Accumulated                 Common
                                               Additional                  Other                    Stock
                                     Common      Paid-In     Retained  Comprehensive   Treasury     Awarded
                                     Stock      Capital      Earnings     Income        Stock       by ESOP      Total
                                   ---------  -----------   ---------  -------------  ---------     --------   ---------

Balance at March 31, 1998           $  2,319   1,987,127     2,279,662            -     (81,906)    (139,384)  4,047,818

Additions for the nine months
 ended December 31, 1998:

Comprehensive income:
  Net income                                                   128,106                                           128,106
  Other comprehensive income,
   net of tax:
    Unrealized holding gain
     during the period                                                       44,032                               44,032
                                    --------   ---------     ---------      -------     --------     --------  ---------
  Comprehensive income                                         128,106       44,032                              172,138

  Purchase of treasury stock
   (1,600 shares)                                                                        (24,000)                (24,000)
  Contribution to fund ESOP loan                   2,149                                               11,092     13,241
                                    --------   ---------     ---------       ------     --------     --------  ---------

Balance at December 31, 1998        $  2,319   1,989,276     2,407,768       44,032     (105,906)    (128,292) 4,209,197
                                    ========   =========     =========       ======     ========     ========  =========





See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                     Consolidated Statement of Cash Flows

                                                                    Nine Months Ended
                                                                       December 31,
                                                                --------------------------
                                                                   1998            1997
                                                                   ----            ----
                                                                       (unaudited)
Cash flows from operating activities:

  Net income                                                    $   128,106        104,855
    Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation                                                   19,852         17,943
      Amortization of cost of stock benefit plans                    13,241         19,410
      Amortization of investment premiums and discounts               -                315
      Provision for loan losses                                       4,500          4,500
      Increase (decrease) in deferred income                         (2,285)        20,153
      Change in current and deferred income tax                      20,655         (2,813)
      Increase in accrued interest receivable                       (42,354)       (77,167)
      Increase (decrease) in accrued interest payable               (10,493)        30,533
      Change in prepaid and accrued items, net                      111,738        (79,658)
                                                                -----------     ----------

Net cash provided by operating activities                           242,960         38,071
                                                                -----------     ----------

Cash flows from investing activities:
      Proceeds from maturities of investment securities             500,000        600,000
      Proceeds from repayments of mortgage-backed securities        550,115        791,136
      Purchase of investment securities, available for sale        (100,000)      (100,000)
      Purchase of Federal Home Loan Bank stock                        -            (56,400)
      Disbursements for loans originated or purchased            (7,993,809)    (9,977,004)
      Loan repayments                                             6,865,519      5,763,780
      Participation loans sold                                      573,284          -
      Property and equipment expenditures                          (289,985)       (25,480)
                                                                -----------     ----------

Net cash provided by (for) investing activities                     105,124     (3,003,968)
                                                                -----------     ----------

Cash flows from financing activities:
      Deposit account receipts                                    6,664,188      9,738,443
      Deposit account withdrawals                                (7,152,083)    (7,893,397)
      Interest credited to deposit accounts                         718,563        528,418
      Increase in advance payments by borrowers
       for taxes and insurance                                       43,630         45,230
      Purchase of treasury stock                                    (24,000)       (81,906)
                                                                -----------     ----------

Net cash provided by financing activities                           250,298      2,336,788
                                                                -----------     ----------

Increase (decrease) in cash and cash equivalents                    598,382       (629,109)

Cash and cash equivalents at beginning of period                  7,177,578      7,243,783
                                                                -----------     ----------

Cash and cash equivalents at end of period                      $ 7,775,960      6,614,674
                                                                ===========     ==========

Cash paid during the period for:
    Interest                                                    $   947,633        828,726
    Income taxes                                                     45,816         61,045
                                                                ===========     ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES

                         Notes to Financial Statements


Note A -  Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine month periods ended December 31, 1998, are not necessarily indicative of the results which may be expected for the entire year.

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

Note C -  Plan of Conversion
          ------------------

          In April 1994, the Bank's Board of Directors approved a Plan of Conversion, providing for the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank with the concurrent formation of a holding company. The Company issued 221,940 shares of $.01 par value common stock at $10.00 per share, for an aggregate purchase price of $2,219,400. The Conversion and sale of 221,940 shares of common stock of the Company was completed on March 1, 1995. Net proceeds to the Company, after conversion expenses, totaled approximately $1,889,000.

Note D -  Earnings Per Share
          ------------------

          Earnings per share for the three and nine month periods ended December 31, 1998 and 1997 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

-----------------------------------------

Note E -  Effect of New Accounting Standards
          ----------------------------------

          In December 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected information about operating segments in interim financial reports. Management does not believe that adoption of SFAS No. 131 will have a material impact on the Company's consolidated financial condition or results of operations.

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

          In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"), which is effective for the first fiscal quarter after December 15, 1998. This statement amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". This statement revises the accounting for retained securities and beneficial interests. Management does not believe that adoption of SFAS No. 134 will have a material impact on the Company's consolidated financial condition or results of operations.

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

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                     Management's Discussions and Analysis
               of Financial Condition and Results of Operations


Financial Condition
-------------------

     The assets of West Town Bancorp, Inc. (the "Company") increased approximately $540,000, or 1.83%, for the nine month period ended December 31, 1998. This increase was primarily the result of increases in cash and cash equivalents and in mortgage loans receivable held by West Town Savings Bank (the "Bank"), which were primarily funded by excess cash liquidity resulting from maturities of investment securities and mortgage-backed securities and increased deposits during the nine month period ended December 31, 1998.

     Net loans receivable increased $1.1 million, or 6.10%, for the nine months ended December 31, 1998. During that period, the Bank originated or purchased approximately $8.0 million in loans which exceeded repayments of $6.9 million and participation loans sold of $573,000 during the same period.

     The Bank experienced an increase in savings deposits for the nine month period of approximately $231,000, or .91%. It is management's belief that part of the deposit activity for the nine months ended December 31, 1998 can be attributed to new deposit products.

     Stockholders' equity increased approximately $161,000, or 3.99%, for the nine month period ended December 31, 1998. This increase was primarily the result of the amortization of the cost of the Company's stock benefit plans of $13,000, net income for the nine months of $128,000 and unrealized gains on available for sale securities of $44,000, partially offset by the purchase of treasury stock at a cost of $24,000. As of December 31, 1998, the book value per common share outstanding was $18.90.

Analysis of Operations
----------------------

     A net profit of $34,000 was recognized for the three months ended December 31, 1998 as compared to a net profit of $37,000 for the same period in 1997. This $3,000 decrease in net income was due primarily to a decrease in net interest income of $7,000 and an increase in non-interest expense of $4,000, partially offset by a decrease in income taxes of $7,000. The Company's net income for the nine months ended December 31, 1998 was $128,000 as compared to net income of $105,000 for the nine months ended December 31, 1997. This $23,000 increase in net income was due primarily to a $40,000 increase in net interest income, and a $6,000 increase in non-interest income, partially offset by a $10,000 increase in non-interest expense, and by a $12,000 increase in income taxes.

     Interest income decreased by $8,000 for the three month period ended December 31, 1998 as compared to the same three month period in 1997. This was primarily the result of a decrease in the average yield to 6.84% from 7.21%, partially offset by an increase in the average balances of interest-earning assets to $28.8 million for the three months ended December 31, 1998 from $27.8 million for the three months ended December 31, 1997. Interest income increased $118,000 for the nine month period ended December 31, 1998 as compared to the same nine month period in 1997. This was primarily the result of an increase in the average balance of interest-earning assets, as well as an increase in the average yield on those assets. The average balances of those assets increased from approximately $26.7 million to $28.6 million for the nine months ended December 31, 1997 and 1998 respectively. This increase was accompanied by an increase in the average yield earned from 7.08% to 7.14% for the nine months ended December 31, 1997 and 1998 respectively.

----------------------------------

     Interest expense decreased from $310,000 to $309,000 from the three months ended December 31, 1997 to the same period in 1998. This decrease was attributable to a decrease in the average cost of savings from 4.99% to 4.85%, partially offset by an increase in the average balances of interest-bearing liabilities to $25.5 million from $24.9 million for the three months ended December 31, 1998 and 1997 respectfully. Interest expense increased from $859,000 to $937,000 from the nine months ended December 31, 1997 to the same period in 1998. This increase was attributable to an increase in the average balance of interest-bearing liabilities to $25.4 million for the nine months ended December 31, 1998 from $23.8 million for the same period in 1997, as well as an increase in the average cost of savings to 4.92% from 4.81% for the same nine month periods.

     The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $1,500 and $1,500 were made for the three month periods ended December 31, 1998 and 1997 respectively, and provisions of $4,500 and $4,500 were made for the nine month periods ended December 31, 1998 and 1997 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

     Non-interest income remained relatively constant for the three months ended December 31, 1998 as compared to the same period in 1997. Non-interest income increased by $6,000 for the nine months ended December 31, 1998 as compared to the same period in 1997. This increase was primarily attributable to an increase in deposit-related fee income.

     Non-interest expense increased from $138,000 to $142,000 from the three months ended December 31, 1997 to the three months ended December 31, 1998. This increase was primarily attributable to increases in staffing costs and occupancy expenses, partially offset by a decrease in professional fees. Non-interest expense increased from $414,000 to $424,000 from the nine months ended December 31, 1997 to the nine months ended December 31, 1998. The increase for the nine month period was primarily the result of increases in occupancy and equipment expenses of $11,000 and data processing of $8,000, partially offset by decreases in professional fees of $3,000 and in other expenses of $6,000.

     The provision for income taxes decreased $7,000 and increased $12,000 for the three and nine months ended December 31, 1998, respectively, as compared to the same periods in 1997. These changes were attributable to changes in pre-tax income between the comparable periods.

Liquidity and Capital Resources
-------------------------------

     At December 31, 1998, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 24.64% and a short-term liquid asset ratio of 25.81%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At December 31, 1998, the Bank had no outstanding commitments to fund loans, and no commitments to purchase mortgage-backed securities or other investment securities.

     The Bank was in compliance with regulatory capital requirements at December 31, 1998. Capital requirements, ratios, and balances are as follows:

                                                                            To Be Well-
                                                                         Capitalized Under
                                                   For Capital           Prompt Corrective
                              Actual            Adequacy Purposes        Action Provisions
                          -----------------------------------------------------------------
                          Amount     Ratio(1)     Amount   Ratio(1)      Amount    Ratio(1)
                          -----------------------------------------------------------------

  December 31, 1998
  -----------------
  Risk-based            $ 3,248,280   25.13%  $ 1,034,203  8.00%      $ 1,292,754   10.00%
  Core                    3,197,609   10.96       876,391  3.00         1,460,652    5.00

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

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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



DATE:  January 29, 1999



BY: /s/ Dennis B. Kosobucki
    ----------------------------------
    Dennis B. Kosobucki
    Chairman of the Board,
    President and Chief Executive Officer
    (Duly Authorized Representative and
    Principal Executive Officer)



BY: /s/ Jeffrey P. Kosobucki
    ----------------------------------
    Jeffrey P. Kosobucki
    Vice President and Chief Financial Officer
    (Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit No.                                                               PAGE
----------                                                                ----

   11            Statement regarding Computation of Earnings Per Share     15