Form 10-K405
period 1999-03-31
WEST TOWN BANCORP INC
filed 1999-06-09
CIK 926867

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended March 31, 1999

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


     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  X         No ___
              ---


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

     As of May 31, 1999 there were issued and outstanding 222,603 shares of the Registrant's common stock which is traded over the counter through the National Daily Quotation System "Pink Sheet" published by the National Quotation Bureau, Inc. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the estimated value of the stock on May 31, 1999 was $2,671,236 (222,603 shares at $12 per share). For purposes of this calculation directors and officers of the Registrant are considered non-affiliates of the Registrant.


                      DOCUMENTS INCORPORATED BY REFERENCE

     The Annual Report to Stockholders for the year ended March 31, 1999 is incorporated by reference into Part II of this Form 10-K.

     The Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.


                                     INDEX


PART I                                                                   PAGE
                                                                         ----
Item 1.   Business.....................................................     1

Additional Item.    Executive Officers of the Registrant...............    29

Item 2.   Properties...................................................    29

Item 3.   Legal Proceedings............................................    29

Item 4.   Submission of Matters to a Vote of Security Holders..........    29

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters..........................................    29

Item 6.   Selected Financial Data......................................    29

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations................    29

Item 8.   Financial Statements and Supplementary Data..................    29

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.......................    30


PART III

Item 10.  Directors and Executive Officers of the Registrant...........    30

Item 11.  Executive Compensation.......................................    30

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management........................................    30

Item 13.  Certain Relationships and Related Transactions...............    30

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K..........................................    31

Item 15.  SIGNATURES...................................................    32

                                    PART I

Item I. Business.
-----------------

General

     West Town Bancorp, Inc. (also referred to as the "Company") was incorporated under Delaware law on May 6, 1994. On March 1, 1995, the Registrant acquired West Town Savings Bank (the "Bank") as a part of the Bank's conversion from a mutual to a stock state chartered savings bank. The Registrant is a savings bank holding company and is subject to regulation by the Office of the Illinois Commissioner of Banks and Real Estate (the "OBRE"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, the Registrant does not transact any material business other than through the Bank and West Town Insurance Agency, the Bank's wholly-owned subsidiary. The Registrant received conversion proceeds amounting to $1.9 million, of which $944,000 was utilized to acquire all of the capital stock of the Bank. At March 31, 1999, the Company had total assets of $31.0 million and stockholders' equity of $4.2 million (13.7% of total assets).

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

Lending Activities

     Loan and Mortgage-Backed Securities Portfolio Compositions. The loan portfolio composition consists primarily of conventional fixed-rate, first-mortgage loans secured by one-to-four family residences and, to a lesser extent, multi-family residences. At March 31, 1999, the total loans outstanding were $21.5 million, of which $19.2 million were one-to-four family residential mortgage loans, or 89.4% of the loan portfolio. At that same date, multi-family residential mortgage loans totaled $345,000, or 1.6% of the loan portfolio.

     The Bank currently is participating in a $2,000,000 construction loan for the purpose of constructing one-to-four family dwellings in Morton Grove, Illinois. It is anticipated that this project will be completed by March 31, 2000.

     The remainder of the mortgage loans, which totaled $67,000, or .3% of total loans outstanding at March 31, 1999, consisted of commercial real estate loans. Other loans were $204,000, consisting of loans on deposit accounts and home improvement loans, or .9% of total loans. At March 31, 1999, purchased mortgage loans totaled $16.5 million, or 76.5% of the loan portfolio. All purchased mortgage loans were originated in the Chicago metropolitan area.

     The Company and its subsidiaries also invest in mortgage-backed securities. At March 31, 1999, the amortized cost of total mortgage-backed securities aggregated $938,000 or 3.0% of total assets, of which 18.2% were backed by adjustable rate mortgage ("ARM") loans and 81.8% were backed by fixed-rate loans. All of the mortgage-backed securities at March 31, 1999 were insured or guaranteed by either the Government National Mortgage Bank ("GNMA"), the Federal National Mortgage Bank ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

     Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1 - Description of Business that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on form 10-K that a number of important factors could cause the Company's actual results in 1999 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation the general economic and business conditions affecting the Company's customers; changes in interest rates; the adequacy of the Bank's allowance for loan losses; competition from, among others, commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, and the United States Government; limited partnership activities; federal and state legislation, regulation and supervision of the Bank and its subsidiaries; the risk of defaults on loans; and contractual, statutory and regulatory restrictions on the Bank's ability to pay dividends to the Company.

     The following table sets forth the composition of the loan portfolio and mortgage-backed securities portfolio of the Company and its subsidiaries in dollar amounts and in percentages of the respective portfolios at the dates indicated. Mortgage-backed securities are shown at amortized cost and not fair value.

                                                                          At March 31,
                               --------------------------------------------------------------------------------------------------
                                      1999                1998                1997                1996                1995
                               ------------------   -----------------   -----------------   -----------------   -----------------
                                         Percent             Percent             Percent             Percent             Percent
                               Amount    of Total   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                               -------   --------   ------   --------   ------   --------   ------   --------   ------   --------
                                                                     (Dollars in Thousands)
Mortgage loans:
One-to-four family             $19,249     89.37%   17,141     89.20    14,525     85.45    12,183     93.72     8,165     88.05
Multi-family                       345      1.60       440      2.29       524      3.08       620      4.77       721      7.78
Commercial real estate              67       .31        88       .46        95       .56       138      1.06       337      3.63
Construction                     1,674      7.77     1,368      7.12     1,700     10.00         -                   -
                               -------    ------    ------    ------    ------    ------    ------    ------     -----    ------
  Total mortgage loans          21,335     99.05    19,037     99.07    16,844     99.09    12,941     99.55     9,223     99.46
Other loans                        204       .95       180       .93       154       .91        58       .45        50       .54
                               -------    ------    ------    ------    ------    ------    ------    ------     -----    ------
  Total loans receivable        21,539    100.00%   19,217    100.00    16,998    100.00    12,999    100.00     9,273    100.00
                               -------    ======    ------    ======    ------    ======    ------    ======     -----    ======
Less:
Loans in process                 1,291                 626               1,348                   9                   -
Unearned discounts and
 deferred loan fees                 86                  88                  57                  27                  41
Allowance for loan losses           52                  46                  40                  30                  15
Allowance for uncollected
 interest                            -                   5                   -                   -                   -
                               -------              ------              ------              ------               -----
Loans receivable, net          $20,110              18,452              15,553              12,933               9,217
                               =======              ======              ======              ======               =====
Mortgage-backed securities:
FHLMC                          $   245     25.84%      664     40.46     1,140     45.54%    1,490     48.19     1,727     48.09
FNMA                               456     48.12       636     38.76       916     36.60     1,112     35.96     1,273     35.45
GNMA                               246     26.04       341     20.78       447     17.86       490     15.85       591     16.46
                               -------    ------    ------    ------    ------    ------    ------    ------     -----    ------
  Total mortgage-backed
   securities                      947    100.00%    1,641    100.00     2,503    100.00%    3,092    100.00%    3,591    100.00
Net premiums (discounts)            (9)   ======        (9)   ======        (9)   ======        (6)   ======        (7)   ======
                               -------              ------              ------              ------              ------
Net mortgage-backed
 securities                    $   938               1,632               2,494               3,086               3,584
                               =======              ======              ======              ======               =====

     The following tables set forth the Company and its subsidiaries' loan originations and loan and mortgage-backed securities purchases, sales and principal repayments for periods indicated.

                                                         Year Ended March 31,
                                                      -------------------------
                                                       1999      1998     1997
                                                      -------   ------   ------
                                                            (In Thousands)
Mortgage loans (gross):
  At beginning of period                              $19,037   16,844   12,941
                                                      -------   ------   ------
  Mortgage loans originated:
    One-to-four family                                    468      202      398
    Multi-family                                            -        -        -
    Commercial real estate                                  -        -        -
                                                      -------   ------   ------
      Total mortgage loans originated                     468      202      398
                                                      -------   ------   ------
  Mortgage loans purchased:
    One-to-four family                                  7,528    5,976    3,639
    Construction                                            -        -    2,000
                                                      -------   ------   ------
      Total mortgage loans purchased                    7,528    5,976    5,639
                                                      -------   ------   ------
      Total mortgage loans originated and purchased     7,996    6,178    6,037
                                                      -------   ------   ------

  Participation loans sold                               (731)  (2,128)    (300)
  Transfer of loans to foreclosed real estate               -        -        -
  Principal repayments                                 (4,967)  (1,857)  (1,834)
                                                      -------   ------   ------
  At end of period                                    $21,335   19,037   16,844
                                                      =======   ======   ======
Other loans (gross):
  At beginning of period                              $   180      154       58
    Other loans originated                                192      146      271
    Principal repayments                                 (168)    (120)    (175)
                                                      -------   ------   ------
  At end of period                                    $   204      180      154
                                                      =======   ======   ======
Mortgage-backed securities (gross):
  At beginning of period                              $ 1,641    2,503    3,092
    Mortgage-backed securities purchased                    -        -        -
    Mortgage-backed securities sold                         -        -        -
    Amortization and repayments                          (694)    (862)    (589)
                                                      -------   ------   ------
  At end of period                                    $   947    1,641    2,503
                                                      =======   ======   ======

     Loan Maturity and Repricing. The following table shows the maturity or period to repricing of the Company and its subsidiaries' loan and mortgage-backed securities portfolios at March 31, 1999. Mortgage-backed securities are shown at amortized cost, not fair value, and consist of loans with adjustable rates and fixed rates. Information for a presentation of such adjustable rate loans based on contractual terms to maturity is unavailable and therefore such loans are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans and mortgage-backed securities totaled $8.1 million, $6.9 million and $2.6 million for the years ended March 31, 1999, 1998 and 1997, respectively.

                                                                     At March 31, 1999
                                      ---------------------------------------------------------------------------------------
                                                                                                            Totals
                                                                                              -------------------------------
                                      One-to-                                                 Total        Mortgage-
                                      Four      Multi-   Commercial                   Other   Loans        Backed
                                      Family    Family   Real Estate   Construction   Loans   Receivable   Securities   Total
                                      -------   ------   -----------   ------------   -----   ----------   ----------   -----
                                                                        (In Thousands)
Amounts due:
 Within one year                     $  3,403        3         -           1,674         12       5,092          251     5,343
                                      -------      ---       ---           -----        ---      ------          ---    ------
 After one year:
   One to three years                      44      103         -               -         33         180          608       788
   Three to five years                  1,336      125         -               -         43       1,504            1     1,505
   Five to ten years                   13,295      114        67               -         51      13,527           75    13,602
   Ten to twenty years                    295        -         -               -         65         360           12       372
   Over twenty years                      876        -         -               -          -         876            -       876
                                      -------      ---       ---           -----        ---      ------          ---    ------
    Total due or repricing
      after one year                   15,846      342        67               -        192      16,447          696    17,143
                                      -------      ---       ---           -----        ---      ------          ---    ------
    Total amount due or repricing     $19,249      345        67           1,674        204      21,539          947    22,486
                                      =======      ===       ===           =====        ===
Less:
  Loans in process                                                                               (1,291)           -    (1,291)
  Unearned discounts, premiums, and
    deferred loan fees, net                                                                         (86)          (9)      (95)
  Allowance for loan losses                                                                         (52)           -       (52)
  Allowance for uncollected interest                                                                  -            -         -
                                                                                                 ------          ---    ------
    Loans receivable and mortgage-
     backed securities, net                                                                     $20,110          938    21,048
                                                                                                 ======          ===    ======

     The following table sets forth at March 31, 1999, the dollar amount of all loans and mortgage-backed securities due or repricing after March 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.


                                  Due or Repricing after
                                      March 31, 2000
                               ----------------------------
                                Fixed    Adjustable  Total
                               --------  ----------  ------
                                      (In Thousands)

Mortgage loans:
   One-to-four family           $15,846           -  15,846
   Other                            409           -     409
Other loans                         192           -     192
                                -------  ----------  ------
Total loans receivable           16,447           -  16,447
Mortgage-backed securities          696           -     696
                                -------  ----------  ------
Total loans receivable and
 mortgage-backed securities     $17,143           -  17,143
                                =======  ==========  ======


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

     The Bank also purchases pools of one-to-four family mortgage loans from area lenders. These purchased loans are subject to the Bank's underwriting standards. Interest rates on a substantial portion of these loans adjust annually. Purchased loans totaled $16.5 million at March 31, 1999, representing 76.5% of the loan portfolio. Adjustable rate pools totaled $2.2 million, with fixed rate pools totaling $14.3 million at March 31, 1999.

     Multi-Family Lending. In the Chicago metropolitan area, the Bank originates fixed-rate multi-family loans with terms of 15 to 20 years. These loans are amortized over the term of the loan. These loans are generally made in amounts up to 75% of the appraised value of the secured property. Most of the Bank's multi-family loans are not owner-occupied. In making such loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending experience with the borrower. The Bank also receives a personal guarantee from the borrower. An origination fee of 1% to 2% is usually charged on such loans. The largest multi-family loan at March 31, 1999 is in the Bank's primary market area and had an outstanding balance of $114,000. This loan is secured by a six-unit apartment building located in the Chicago metropolitan area.

     Commercial Real Estate Lending. All of the Bank's commercial real estate loans are secured by improved property such as office buildings, retail store buildings, and other small businesses, all of which are located in the Chicago metropolitan area. The largest commercial real estate loan at March 31, 1999, was a $67,000 loan on a three unit commercial office center to a borrower with whom the Bank has a long-standing business relationship. The underwriting criteria for commercial real estate is similar to the criteria for multi-family residential properties, except that loans on commercial real estate are not made in excess of 70% of the appraised value.

     Construction Lending. The Bank currently is participating in a $2,000,000 construction loan for the purpose of constructing single family residences in Morton Grove, Illinois. It is anticipated that this project will be completed by March 31, 2000.

     Other Lending. The Bank also offers home improvement loans, secured by second mortgages on collateralized single-family residences. Other loans also include loans made to depositors and are collaterized by the related deposit accounts. Home improvement and loans against deposit accounts comprised only
 .95% of the Bank's total loans receivable at March 31, 1999.

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

     Mortgage-Backed Securities. The Company and its subsidiaries have investments in mortgage-backed securities and have, at times, utilized such investments to complement its mortgage lending activities. However, during the three years ended March 31, 1999, 1998 and 1997, the Company and its subsidiaries have not purchased any mortgage-backed securities. At March 31, 1999, the amortized cost of mortgage-backed securities totaled $938,000, or 3.03% of total assets, of which all were designated as held to maturity and are carried at amortized cost. The fair value of such securities totaled approximately $954,000 at March 31, 1999. See Note 3 to the Consolidated Financial Statements in the 1999 Annual Report to Stockholders. At March 31, 1999, the Company and its subsidiaries' entire mortgage-backed securities portfolio was directly insured by the GNMA, the FNMA or the FHLMC.

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

     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value at the date of acquisition and any write-down resulting therefrom is charged to the allowance for losses on loans. All incidental costs, such as insurance and real estate taxes, incurred in maintaining the Bank's lien on the collateral property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. The Bank had no foreclosed real estate owned on its books at March 31, 1999.

     Delinquent Loans. At March 31, 1999, 1998 and 1997, delinquencies in the Bank's loan portfolio were as follows:

                                                 At March 31, 1999
                                   ---------------------------------------------
                                        60-89 Days             90 Days or More
                                   -------------------       -------------------
                                   Number    Principal       Number    Principal
                                     of       Balance          of       Balance
                                   Loans     of Loans        Loans     of Loans
                                   ------    ---------       ------    ---------
                                                  (In Thousands)

One-to-four family                   -       $   -             -       $  -
Multi-family                         -           -             -          -
Commercial real estate               -           -             -          -
Land and Construction                -           -             -          -
                                    ----       ----           ----       ----
  Total loans                        -       $   -             -       $  -
                                    ====       ====           ====       ====

Delinquent loans to total loans                  -  %                     -  %
                                               ====                      ====



                                                 At March 31, 1998
                                   ---------------------------------------------
                                        60-89 Days             90 Days or More
                                   -------------------       -------------------
                                   Number    Principal       Number    Principal
                                     of       Balance          of       Balance
                                   Loans     of Loans        Loans     of Loans
                                   ------    ---------       ------    ---------
                                                  (In Thousands)

One-to-four family                   1       $  102            1       $  96
Multi-family                         -           -             -          -
Commercial real estate               -           -             -          -
Land and Construction                -           -             -          -
                                    ----       ----           ----       ----
  Total loans                        1       $  102            1       $  96
                                    ====       ====           ====       ====

Delinquent loans to total loans                 .53%                     .50%
                                               ====                      ====


                                                 At March 31, 1997
                                   ---------------------------------------------
                                        60-89 Days             90 Days or More
                                   -------------------       -------------------
                                   Number    Principal       Number    Principal
                                     of       Balance          of       Balance
                                   Loans     of Loans        Loans     of Loans
                                   ------    ---------       ------    ---------
                                                  (In Thousands)

One-to-four family                   -       $   -             -       $  -
Multi-family                         -           -             -          -
Commercial real estate               -           -             -          -
Land and Construction                -           -             -          -
                                    ----       ----           ----       ----
  Total loans                        -       $   -             -       $  -
                                    ====       ====           ====       ====

Delinquent loans to total loans                  -  %                     -  %
                                               ====                      ====

     Non-performing Assets. The following table sets forth information regarding loans which are 90 days or more delinquent. The Bank continues accruing interest on delinquent loans 90 days or more past due, but reserves 100% of the interest due on such loans, thus effecting a non-accrual status. At March 31, 1999 there were no other known problem assets except as described above or as included in the table below.

                                                   At March 31,
                                        ------------------------------------
                                        1999    1998    1997    1996    1995
                                        ----    ----    ----    ----    ----
                                                  (In Thousands)
Non-accrual delinquent mortgage loans  $  -       96      -       -       -

Total real estate owned, net of
 related allowance for losses             -       -       -      212     224
                                       -----    ----    ----    ----    ----

 Total non-performing assets           $  -       96      -      212     224
                                       =====    ====    ====    ====    ====

Non-performing loans to total loans       - %    .50      -       -       -

Total non-performing assets to total
 assets                                   - %    .33      -      .84    1.00

     Allowance for Loan Losses. The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors which, in management's judgement, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions. Management believes that the allowance is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

     The following table sets forth the Bank's allowance for loan losses at the dates indicated.

                                                   At March 31,
                                        ------------------------------------
                                        1999    1998    1997    1996    1995
                                        ----    ----    ----    ----    ----
                                                  (In Thousands)

Balance at beginning of period         $  46      40      30      15      63
Provision for loan losses                  6       6      10      15      45
Allowance transferred from (to)
 real estate owned                        -       -       -       -      (93)
                                       -----   -----    ----    ----    ----
Balance at end of year                 $  52      46      40      30      15
                                       =====   =====    ====    ====    ====

Ratio of allowance for loan losses
 to net loans receivable at the
 end of period                           .26%    .25     .26     .23     .16
Ratio of allowance for loan losses
 to total non-performing assets at
 the end of period                       N/A   48.05     N/A   14.15    6.70
Ratio of allowance for loan losses
 to non-performing loans at the end
 of the period                           N/A   48.05     N/A     N/A     N/A

     The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, to the end of the periods indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur with the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                         March 31,
                     ---------------------------------------------------------------------------------
                                       1999                                       1998
                     ----------------------------------------      -----------------------------------
                                                     Percent                                  Percent
                                                     of Loans                                 of Loans
                                      Loan           in Each                      Loan        in Each
                     Amount of       Amounts         Category      Amount of    Amount of     Category
                     Loan Loss         by            To Total      Loan Loss       by         To Total
                     Allowance      Category          Loans        Allowance    Category       Loans
                     ----------------------------------------      -----------------------------------
                                                   (Dollars in Thousands)
One-to-four family      20           $19,249          89.37%          17         17,141         89.20

Multi-family             1               345           1.60            2            440          2.29

Commercial real
 estate                  1                67            .31            1             88           .46

Construction             5             1,674           7.77            4          1,368          7.12

Other                    1               204            .95            1            180           .93

Unallocated             24                 -              -           21              -             -
                        --           -------         ------           --         ------        ------
    Total               52           $21,539         100.00%          46         19,217        100.00
                        ==           =======         ======           ==         ======        ======
                                                         March 31,
                     ---------------------------------------------------------------------------------
                                       1997                                       1996
                     ----------------------------------------      -----------------------------------
                                                     Percent                                  Percent
                                                     of Loans                                 of Loans
                                      Loan           in Each                      Loan        in Each
                     Amount of       Amounts         Category      Amount of    Amount of     Category
                     Loan Loss         by            To Total      Loan Loss       by         To Total
                     Allowance      Category          Loans        Allowance    Category       Loans
                     ----------------------------------------      -----------------------------------
                                                   (Dollars in Thousands)
One-to-four family      14           $14,525          85.45           13         12,183        93.72

Multi-family             3               524           3.08            2            620         4.77

Commercial real
 estate                  1                95            .56            1            138         1.06

Construction             5             1,700          10.00            -              -            -

Other                    1               154            .91            1             58          .45

Unallocated             16                 -              -           13              -            -
                        --           -------         ------           --         ------        ------
    Total               40           $16,998         100.00%          30         12,999        100.00
                        ==           =======         ======           ==         ======        ======
                                    March 31,
                     ----------------------------------------
                                       1995
                     ----------------------------------------
                                                     Percent
                                                     of Loans
                                      Loan           in Each
                     Amount of       Amounts         Category
                     Loan Loss         by            To Total
                     Allowance      Category          Loans
                     ----------------------------------------
                              (Dollars in Thousands)
One-to-four family       9           $ 8,165          88.05

Multi-family             2               721           3.08

Commercial real
 estate                  1               337           3.63

Construction             -                 -              -

Other                    1                50            .54

Unallocated              2                 -              -
                        --           -------         ------
    Total               15           $ 9,273         100.00%
                        ==           =======         ======

Investment Activities

     The investment policy of the Company and its subsidiaries, which is established by the Board of Directors and implemented by the Asset/Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. State chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements and loans on federal funds. Subject to various restrictions, state chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. At March 31, 1999, the Company and its subsidiaries had investment securities in the aggregate amount of $447,000. The investment portfolio is classified as held to maturity.

     The following table sets forth certain information regarding the amortized cost of the Company and its subsidiaries' investment securities portfolio at the dates indicated.



                                                 At March 31,
                                         ----------------------------
                                          1999       1998       1997
                                         ------     -----     ------
                                                (In Thousands)

Interest-bearing deposits:
  Certificates of deposit                $4,298     4,447      4,987
  FHLB daily investment                   3,485     2,321      1,437
  Other                                     112       107        102
                                          -----     -----      -----
   Total interest-bearing deposits       $7,895     6,875      6,526
                                          =====     =====      =====

Investment securities:
  U.S. Government securities
   and obligations (1)                   $    -       500      1,100
  FHLB-Chicago stock                        177       177        121
  Corporate equity investments (2)          170       100          -
  Corporate debt securities (2)             100         -          -
                                          -----      ----      -----
   Total investment securities           $  447       777      1,221
                                          =====      ====      =====


---------------
(1) For a complete description, see Note 2 to the "Notes to Consolidated Financial Statements" in the 1999 Annual Report to Stockholders.

(2) For a complete description, see Note 5 to the "Notes to Consolidated Financial Statements" in the 1999 Annual Report to Stockholders.

     The table below sets forth certain information regarding the carrying value, weighted average yield and maturities of the Company and its subsidiaries' investment securities at March 31, 1999.


                                             At March 31, 1999
                             -------------------------------------------------
                               One Year or Less           One to Five Years
                             -------------------     -------------------------
                                         Weighted                   Weighted
                              Carrying    Average     Carrying       Average
                               Value      Yield        Value          Yield
                             ----------  --------    --------       --------
                                         (Dollars in Thousands)

FHLB-Chicago stock              $  177     6.25%           -               -

Corporate equity investments       100      N/A            -               -

Corporate debt securities            -        -          100           11.00
                                  ----     ----        -----           -----
 Total                          $  277     6.25%         100           11.00
                                  ====     ====        =====           =====


                                               At March 31, 1999
                                 ----------------------------------------------
                                          Total Investment Securities
                                 ----------------------------------------------
                                  Average
                                 Remaining              Approximate    Weighted
                                 Years to    Carrying      Market       Average
                                 Maturity      Value       Value        Yield
                                 ---------   --------   -----------    --------
                                            (Dollars in Thousands)

FHLB-Chicago stock                    -        177          177          6.25

Corporate equity investments          -        170          170           N/A

Corporate debt securities             4        100          100         11.00
                                    ---      -----        -----         -----

 Total                                4        447          447          4.94
                                    ===      =====        =====         =====

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

     The following table presents the deposit activity of the Bank for the periods indicated.


                                         Year Ended March 31,
                                     -----------------------------
                                       1999       1998       1997
                                       ----       ----       ----
                                             (In Thousands)

Deposits                             $ 8,712     11,431      9,763
Withdrawals                           (8,522)    (9,752)    (8,756)
                                     -------     ------     ------
Net deposits                             190      1,679      1,007
Interest credited on deposits            976        769        600
                                     -------     ------     ------
  Total increase in deposits         $ 1,166      2,448      1,607
                                     =======     ======     ======


     At March 31, 1999, the Bank had outstanding $6.3 million in deposit accounts in amounts of $100,000 or more maturing as follows:


          Maturity Period                        Amount
          ---------------                        ------
                                             (In Thousands)
          Three months or less                   $3,640
          Over three through six months             435
          Over six through twelve months          1,967
          Over twelve months                        251
                                                 ------
                 Total                           $6,293
                                                 ======

     The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average interest rates on deposits presented.



                                                         At March 31,
                               ----------------------------------------------------------------
                                      1999                  1998                  1997
                               ------------------     ------------------     ------------------
                                          Percent                Percent                Percent
                                          of Total               of Total               of Total
                                Amount    Deposits    Amount     Deposits      Amount   Deposits
                                ------   ---------   -------     --------      ------   -------
                                                     (Dollars in Thousands)

Passbook accounts               $ 6,122    23.16%     6,317       25.00        6,992      30.65
                                -------    ------     -----      ------       ------     ------
Demand deposit accounts             117      .44         55         .22            -          -
                                -------   ------     ------      ------       ------     ------
Certificate accounts
  Ninety-one day                    199      .75        120         .47          104        .46
  Six to twelve months            2,274     8.61      1,763        6.98        2,366      10.37
  Twelve to eighteen months      12,875    48.71      5,432       21.50        5,953      26.09
  Eighteen to thirty months         978     3.70        991        3.92        1,811       7.93
  Thirty to sixty months            837     3.17        712        2.82          798       3.50
  Sixty months                      332     1.26      7,450       29.49        2,671      11.70
  IRA and Keogh                   2,601     9.84      2,420        9.58        2,117       9.28
  Other                              95      .36          4         .02            4        .02
                                -------   ------     ------      ------       ------     ------
    Total                        20,191    76.40     18,892       74.78       15,824      69.35
                                -------   ------     ------      ------       ------     ------

Total deposits                  $26,430   100.00%    25,264      100.00       22,816     100.00
                                =======   =======    ======      ======       ======     ======

Weighted average rate                       4.62%                  4.97%                   4.56%
                                          =======                ======                  ======

          The following table presents, by various rate categories, the amount of certificate accounts outstanding at March 31, 1999, 1998, and 1997 and the periods to maturity of the certificate accounts outstanding at March 31, 1999.


                                                                  Period to Maturity
                                                                  from March 31, 1999
                                  At March 31,           -----------------------------------
                            ------------------------      Within          One to
                            1999      1998      1997     One Year      Five Years(1)   Total
                            ----      ----      ----     --------     -------------   ------
                                                   (In Thousands)
Certificate accounts:
  4.99 or less            $ 4,100      540     3,281       3,254            846       4,100
  5.00 to 5.99             15,090    7,928     6,807      13,013          2,077      15,090
  6.00 to 6.99              1,001   10,424     5,722         709            292       1,001
  7.00 and over                 -        -        14           -              -           -
                           ------   ------    ------      ------          -----      ------
   Total                  $20,191   18,892    15,824      16,976          3,215      20,191
                           ======   ======    ======      ======          =====      ======


---------------
(1) The Bank does not offer certificate accounts with a period to maturity exceeding five years.

Borrowings

          Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Chicago to supplement its supply of lendable funds, although the Bank has not generally utilized this funding source. Advances from the FHLB of Chicago would typically be secured by a pledge of the Bank's stock in the FHLB of Chicago and a portion of the Bank's first mortgage loans and certain other assets. At March 31, 1999 and 1998, the Bank had no advances outstanding from the FHLB of Chicago or borrowings of any kind.

          In connection with the conversion, the ESOP purchased 8% of the Common Stock issued in the Conversion (17,755 shares). Such purchase was funded by the Company thru a 10-year loan to the ESOP in the amount of $177,550. The Bank is making annual contributions to the ESOP to enable the ESOP to pay principal and interest.

Subsidiary Activities

          OBRE regulations permit a state-chartered savings bank to invest up to 10% of its assets in the capital stock, paid-in surplus and unsecured obligations of subsidiary corporations or service corporations. As of March 31, 1999, the Bank was authorized to invest approximately $2,871,000 in the capital stock and other securities of service corporation subsidiaries. As of that date, the Bank had an equity investment of $4,446 in its wholly-owned service corporation, West Town Insurance Agency, Inc. This company is a full-service licensed insurance agency.

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

Personnel

          As of March 31, 1999, the Bank had 5 full-time employees and 2 part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be excellent.

Year 2000 Compliance

     Notice is hereby given that the Year 2000 statement set forth below is being designated a Year 2000 Readiness Disclosure in accordance with Section 7(b) of the Year 2000 Information and Readiness Disclosure Act. For more than eighteen months, the Company has been engaged in the process of addressing a potential problem that is facing all users of automated information systems, including personal computers, that is generally referred to as the Year 2000 Issue. The problem is the result of computer systems processing transactions based upon 2 digits representing the year of the transaction rather than 4 full digits (e.g., 98 for 1998). These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. In some cases, this could result in a system failure, miscalculations causing disruptions of operations, temporary inability to process transactions, send invoices or engage in similar normal business activities. The problem could affect a wide variety of automated information systems such as main frame computer applications, personal computers, communication systems, including telephone systems, and other information systems utilized not only by the Company, but also by its vendors and customers. The most significant of the Company's automated information systems affected by the Year 2000 issue is the data processing system used to process transactions and information for loan and deposit customers. The Company currently purchases the services for this system from a nationally recognized data processing vendor. Other programs and applications used in the Company's operations that will be affected by the Year 2000 issue include building and security system equipment, ATM modems, loan document processing systems, investment accounting programs, and computer software and hardware. All software and hardware has been purchased from outside vendors. The Company has not developed any in-house computer applications or equipment. All data processing is done off-site. The Company has maintenance agreements with vendors on the majority of its equipment and systems.

     The Company's Year 2000 plan process began in the summer of 1997. At that time, a Year 2000 plan coordinator was appointed and assessment of mission critical systems began. The Company upgraded much of its computer hardware and software during 1999, in large part to meet the system requirements when it converted to a new data processing system in February 1999. The Company believes that Year 2000 compliance had been achieved for substantially all mission critical applications by the end of the current fiscal year. Further testing occurred during the first quarter of 1999 and additional testing is expected to occur during the second quarter of 1999, with the timing dictated by external vendors. The Company's vendors have been providing updates regarding their progress in assessment, renovation and testing on a regular basis, and the Year 2000 Coordinator periodically presents updates regarding Year 2000 issues to the Board of Directors.

     The predominant risk associated with the Year 2000 issue for the Company rests with the functionality of the data processing system. In order to offset the inherent risk with its main data processing system, the Company is researching sites and services offered by vendors which specialize in establishing operations on an emergency basis, as well as preparing other contingency plans. The Company has not identified any customers who present potential risk relative to their compliance with Year 2000 within their own organizations. Loan officers are aware of the Year 2000 issue, and the issue is being addressed with new commercial customers. The Company has a large investment portfolio which carries a potential liquidity risk should the companies handling the investments experience a Year 2000 issue. These companies appear to be well advanced in renovating and testing their systems. The Company outsources its item processing operations to a nationally recognized data processing company. That Company appears to be well advanced with year 2000 compliance efforts. Other vendors also appear to be progressing in their Year 2000 efforts. The most difficult risks for the Company to assess are the risks associated with the utilities offered by gas, electric and telephone companies. Those are risk shared by everyone and cannot be accurately quantified at this time.

     As indicated above, the Company is researching "hot-site" options to establish emergency operations if necessary because of Year 2000 failure. The Company has generally identified critical requirements for minimum levels of outputs and services and established recovery plans to implement those requirements. The Company is considering increasing its liquidity levels during the last quarter of 1999 in preparation for possible extreme customer reaction to the Year 2000 issue.

     The Company has planned for the Year 2000 with its officers and staff. It does not intend to use outside consultants. Because the Company relies predominantly on outsourced vendors for its core applications, it does not expect significant costs related to Year 2000 renovation. Expenses incurred to date which are directly related to the Year 2000 issue total approximately $5,000. Based on the Year 2000 plan as currently being executed and the best available information, the Company does not anticipate that the cost to address the Year 2000 issues will have a material adverse impact on its financial condition, results of operation or liquidity.

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

     While the Bank is no longer required to be a member since its conversion to a state-chartered savings bank in 1995, the Bank has chosen to remain a member. Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Chicago. At March 31, 1999, the Bank had no advances from the FHLB of Chicago. See "Sources of Funds -Borrowings."

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

     As of March 31, 1999, the Bank was in compliance with the QTL test with a QTL ratio of 70.99%.

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

     At March 31, 1999 and 1998, the Bank met all of its capital requirements. See Note 14 to the Consolidated Financial Statements in the 1999 Annual Report to Stockholders.

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

     In the first tier, a savings bank that has capital in excess of the capital requirements and that has not been notified by the OBRE that it is in need of more than normal supervision, may make (without application) capital distributions during a calendar year up to 100% of its net income to date during the calendar year, plus one-half its surplus capital ratio at the beginning of the calendar year. Capital distributions in excess of such amount require advance approval from the OBRE.

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

Investment Rules, Loans to One Borrower, and Aggregate Loan Limits

     Under OBRE regulations, the permissible amount of loans-to-one borrower for state-chartered savings banks is 20% of its unimpaired capital and surplus (25% if the security for such a loan has a "readily ascertainable" value or 30% for certain residential development loans) or $500,000. At March 31, 1999, the lending limitations, in essence, imposed a $647,000 limit on the Bank's loans-to-one borrower.

     Savings banks and their subsidiaries may not acquire or retain investments in corporate debt securities that, at the time of acquisition, were not rated in one of the four highest rating categories by at least one nationally recognized rating organization. At March 31, 1999, the Bank did not have any corporate debt securities below investment grade.

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

     Section 22(h) also requires that all such insider loans or extensions of credit be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of repayment or present other unfavorable features. Additionally, with certain exceptions,
Section 22(h) prohibits a member bank from paying an overdraft on an account at such bank of an executive officer or director. At March 31, 1999, the Bank was in compliance with restrictions on loans to insiders.

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

     The FDIC or the OBRE may determine that the continuation by a savings bank of its ownership control, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness, or stability of the bank or is inconsistent with sound banking practices or with the purposes of the FDIC Act. Based upon that determination, the FDIC or the OBRE has the authority to order the savings bank to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly. At March 31, 1999, the Bank had West Town Insurance Agency as a wholly-owned subsidiary.

Brokered Deposits

     FIRREA states that no insured depository institution that fails to meet the applicable minimum capital requirement may accept funds obtained directly or indirectly by or through a deposit broker for deposit into one or more deposit accounts. The FDIC is authorized to waive this prohibition on a case-by-case basis, but only upon finding that such use of brokered deposits does not constitute an unsafe or unsound practice. At March 31, 1999, the Bank had no brokered deposits.

Investment Portfolio Policy

     Under OBRE regulations, savings banks are required to adopt and maintain an investment policy which demonstrates the exercise of prudence in making investment decisions. Per regulations and generally accepted accounting principles, a financial institution is required to classify its securities into one of three categories: securities purchased or held to maturity, securities available for sale, and securities held for trading. Securities held in the investment portfolio may be carried at amortized cost if the bank has documented the intent and ability to hold the securities until maturity. Those being held for sale or trading are to be carried at fair value. All of the Bank's investment securities and mortgage-backed securities (with the exception of investments in corporate equity and debt securities) are classified as held to maturity, since the Bank had both the intent and ability to hold these investment securities and mortgage-backed securities to maturity, in accordance with Statement of Financial Accounting Standards 115. See "Notes to Consolidated Financial Statements #1 - Accounting Policies - Investment Securities" in the Annual Report.

Transactions with Affiliates

     Pursuant to FIRREA, all financial institutions must comply with Section 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if all were Federal Reserve member banks. Generally, Sections 23A and 23B: (i) limit the extent to which the insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loan, purchases of assets, issuance of a guaranty and similar other types of transactions.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's addition to its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. For its taxable year ending March 31, 1999, the Bank was subject to a maximum federal income tax rate of 34%.

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

     Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Company and its subsidiaries were not subject to this tax for the year ended March 31, 1999.

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), entitled "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in recognizing offsetting changes in value or cash flow of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivative that do not meet the criteria of one of these three categories of hedges are included in earnings in the period of the change. SFAS No. 133 is effective for years beginning after June 15, 1999, but companies can adopt SFAS No. 133 as early as the beginning of any fiscal quarter that begins after June 1998. Management does not believe that adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial condition or results of operations.

     In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"), which is effective for the first fiscal quarter after December 15, 1998. This statement amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities." This statement revises the accounting for retained securities and beneficial interests. Management does not believe that adoption of SFAS No. 134 had a material impact on the Company's consolidated financial condition or results of operations.

Additional Item.  Executive Officers of the Registrant.
-------------------------------------------------------

     The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

                             Age at      Position with the Company and Bank
Name                        03/31/99     and Past Five Years Experience
----                        --------     ----------------------------------

Jeffrey P. Kosobucki           33        Chief Financial Officer of the Company.
                                         Vice President and Chief Financial
                                         Officer of the Bank.

Item 2.  Properties.
--------------------

     The Company is located and conducts its business at the Bank's office in Cicero, located at 4852 West 30th Street, Cicero, Illinois. The Company has received regulatory permission to establish a branch office in North Riverside, Illinois, and has acquired a site to do so. See Note 7 to the Notes to Consolidated Financial Statements for the net book value of the Bank's premises and equipment.


Item 3.  Legal Proceedings.
---------------------------

     Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

     Information relating to the market for the Registrant's common equity and related stockholder matters appears in the Registrant's 1999 Annual Report to Stockholders on Page 29 and is incorporated herein by reference. On May 31, 1999, the Company had 88 registered shareholders.


Item 6.  Selected Financial Data.
---------------------------------

     The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 1999 Annual Report to Stockholders on Pages 11 through 13 and is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1999 Annual Report to Stockholders on Pages 14 through 29 and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

     The Consolidated Financial Statements of West Town Bancorp, Inc. and its subsidiaries, together with the report thereon by Cobitz, VandenBerg & Fennessy appear in the Registrant's 1999 Annual Report to Stockholders on Pages F-1 through F-24 and are incorporated herein by reference.

Item 9.  Change in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

     None.


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 14, 1999, on Pages 3 through 6. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G.


Item 11.  Executive Compensation.
---------------------------------

     The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 14, 1999, on Pages 6 through 9.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 14, 1999, on Pages 2 through 4.


Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 14, 1999, on Page 13.

                                    PART IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

1.   Independent Auditors' Report*


2.   All Financial Statements*

     (a)  Consolidated Statements of Condition as of March 31, 1999 and 1998.


     (b) Consolidated Statements of Income for the Years Ended March 31, 1999, 1998 and 1997.


     (c) Consolidated Statements of Stockholders' Equity for Years Ended March 31, 1999, 1998 and 1997.


     (d) Consolidated Statements of Cash Flows for the Years Ended March 31, 1999, 1998 and 1997.


     (e)  Notes to Consolidated Financial Statements


     All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.   Exhibits

     (3)(a) Certificate of Incorporation of West Town Bancorp, Inc.**

     (3)(b) Bylaws of West Town Bancorp, Inc.**

     13     1999 Annual Report to Stockholders

     21     Subsidiaries of the Registrant

     23     Consent of Independent Auditors


     * Incorporated by reference to the Annual Report to Stockholders for the fiscal year ended March 31, 1999, attached as an exhibit hereto.

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

                                    WEST TOWN BANCORP, INC.



                                    By:  /s/ Dennis B. Kosobucki
                                         -------------------------------------
                                         Dennis B. Kosobucki
DATED: June 8, 1999                      Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Name                     Title                              Date
     ----                     -----                              ----


/s/ Dennis B. Kosobucki       Chairman of the Board              June 8, 1999
--------------------------    President, Chief Executive
Dennis B. Kosobucki           Officer
                              (Principal Executive Officer)

/s/ Jeffrey P. Kosobucki      Vice President and Chief           June 8, 1999
--------------------------    Financial Officer
Jeffrey P. Kosobucki          (Principal Financial Officer
                              and Principal Accounting Officer)

/s/ Edward J. Hradecky        Director                           June 8, 1999
--------------------------
Edward J. Hradecky

/s/ John A. Storcel           Director                           June 8, 1999
--------------------------
John A. Storcel

/s/ James Kucharczyk          Director                           June 8, 1999
--------------------------
James Kucharczyk

/s/ James J. Kemp, Jr.        Director                           June 8, 1999
--------------------------
James J. Kemp, Jr.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------


                         Audited Financial Statements


                                March 31, 1999
                                --------------

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
                      (708) 430-4106 - Fax (708) 430-4499


                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
West Town Bancorp, Inc.
Cicero, Illinois

     We have audited the consolidated statements of financial condition of West Town Bancorp, Inc. and subsidiaries as of March 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Town Bancorp, Inc. and subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ending March 31, 1999, in conformity with generally accepted accounting principles.



                       /s/ COBITZ, VANDENBERG & FENNESSY


May 7, 1999
Palos Hills, Illinois

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                Consolidated Statements of Financial Condition



                                                                       March 31,
                                                                       ----------
                                                                  1999            1998
                                                               -----------     ----------
Assets
------
Cash and amounts due from depository institutions              $   244,104       302,484
Interest-bearing deposits                                        7,895,043     6,875,094
                                                               -----------    ----------
   Total cash and cash equivalents                               8,139,147     7,177,578
U.S. Government and agency obligations, held to maturity
  (fair value: 1998 - $498,000) (note 2)                                 -       500,000
Mortgage-backed securities, held to maturity
  (fair value: 1999 - $954,000; 1998 - $1,646,000) (note 3)        937,938     1,631,621
Loans receivable (net of allowance for loan losses:
  1999 - $52,171; 1998 - $46,171) (note 4)                      20,109,900    18,451,630
Stock in Federal Home Loan Bank of Chicago                         177,400       177,400
Other investments, available for sale,
  at fair value (note 5)                                           270,000       100,000
Accrued interest receivable (note 6)                               152,450       201,047
Office properties and equipment - net (note 7)                     556,326       202,365
Prepaid expenses and other assets (note 8)                         640,703     1,103,875
                                                               -----------    ----------

   Total assets                                                 30,983,864    29,545,516
                                                               ===========    ==========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------
Deposits (note 9)                                                26,429,517     25,263,850
Borrowed money (note 10)                                                  -              -
Advance payments by borrowers for taxes and insurance                41,032         34,550
Other liabilities (note 11)                                         266,891        199,298
                                                                -----------     ----------
   Total liabilities                                             26,737,440     25,497,698
                                                                -----------     ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                        -              -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued and 222,603 shares
  outstanding at March 31, 1999 and 224,303
  shares outstanding at March 31, 1998                                2,319          2,319
Additional paid-in capital                                        1,993,869      1,987,127
Retained earnings, substantially restricted                       2,437,026      2,279,662
Accumulated other comprehensive income, net of income taxes          44,832              -
Treasury stock, at cost (9,325 shares at March 31, 1999 and
  7,625 shares at March 31, 1998)                                  (107,206)       (81,906)
Common stock acquired by Employee Stock Ownership Plan             (124,416)      (139,384)
                                                                -----------     ----------
   Total stockholders' equity (notes 14 and 15)                   4,246,424      4,047,818
                                                                -----------     ----------

Commitments and contingencies (notes 16 and 17)

   Total liabilities and stockholders' equity                   $30,983,864     29,545,516
                                                                ===========     ==========




See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                       Consolidated Statements of Income

                                                       Years Ended March 31,
                                               ----------------------------------
                                                  1999          1998          1997
                                               -----------    ---------    ----------
Interest income:
  Loans                                         $1,467,693    1,393,895    1,084,447
  Mortgage-backed securities                        79,886      126,074      168,400
  Investment securities                             13,071       35,368       59,019
  Interest-bearing deposits                        429,938      347,285      373,258
  Dividends on FHLB stock                           11,589       11,938        8,238
                                                ----------    ---------    ---------
     Total interest income                       2,002,177    1,914,560    1,693,362
                                                ----------    ---------    ---------

Interest expense:
  Deposits                                       1,222,575    1,168,346      939,598
                                                ----------    ---------    ---------

     Net interest income before provision
      for loan losses                              779,602      746,214      753,764
Provision for loan losses (note 4)                   6,000        6,000       10,302
                                                ----------    ---------    ---------
     Net interest income after provision
      for loan losses                              773,602      740,214      743,462
                                                ----------    ---------    ---------

Non-interest income:
  Loan fees and service charges                      9,733       12,282        5,899
  Rental income                                      9,720        7,810        9,240
  Gain on sale of investment securities,
    available for sale                                   -            -        3,178
  Loss on sale of real estate owned                      -            -       (5,282)
  Deposit related fees and other income             27,872       19,307       15,730
                                                ----------    ---------    ---------
     Total non-interest income                      47,325       39,399       28,765
                                                ----------    ---------    ---------

Non-interest expense:
  Compensation, employee benefits, and
    related expenses (note 12)                     306,867      299,366      298,911
  Advertising and promotion                         12,288       14,786       13,938
  Occupancy and equipment expenses (note 7)         96,003       74,277       77,082
  Data processing                                   42,530       39,458       34,044
  Federal deposit insurance premiums                15,346       14,669       26,461
  SAIF special assessment                                -            -      127,578
  Legal, audit, and examination services            52,460       58,690       48,865
  Other operating expenses                          46,429       51,148       46,079
                                                ----------    ---------    ---------
     Total non-interest expense                    571,923      552,394      672,958
                                                ----------    ---------    ---------

Net income before income taxes                     249,004      227,219       99,269

Provision for income taxes (note 13)                91,640       85,042       25,320
                                                ----------    ---------    ---------

     Net income                                 $  157,364      142,177       73,949
                                                ==========    =========    =========


Earnings per share - basic                            $.75          .67          .34
                                                ----------    ---------    ---------

Earnings per share - diluted                          $.74          .67          .34
                                                ----------    ---------    ---------

Dividends declared per common share            $        -             -            -
                                                              ---------    ---------




See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

          Consolidated Statements of Changes in Stockholders' Equity

                       Three Years Ended March 31, 1999

                                                                 Accumulated                     Common       Common
                                       Additional                   Other                         Stock        Stock
                              Common    Paid-in    Retained     Comprehensive    Treasury       Acquired      Awarded
                              Stock     Capital    Earnings        Income         Stock          by ESOP      by MRP       Total
                              -------  ----------  ---------    -------------    --------       ---------    --------    ---------
Balance at March 31, 1996     $ 2,308   1,974,988  2,063,536              -             -        (165,389)    (33,439)   3,842,004
                              -------  ----------  ---------    -------------    --------       ---------    --------    ---------

Comprehensive income:
 Net income                                           73,949                                                                73,949
                                                   ---------                                                             ---------
Total comprehensive income                            73,949                                                                73,949
                                                   ---------                                                             ---------
Exercise of stock options          11      11,089                                                                           11,100
Amortization of award of
 MRP stock                                                                                                     24,120       24,120
Contribution to fund ESOP
 loan                                                                                              12,388                   12,388
                              -------  ----------  ---------    -------------    --------       ---------    --------    ---------

Balance at March 31, 1997       2,319   1,986,077  2,137,485              -             -        (153,001)     (9,319)   3,963,561
                              -------  ----------  ---------    -------------    --------       ---------    --------    ---------

Comprehensive income:
Net income                                           142,177                                                               142,177
                                                   ---------                                                             ---------
Total comprehensive income                           142,177                                                               142,177
                                                   ---------                                                             ---------
Purchase of treasury stock
  (7,625 shares)                                                                  (81,906)                                 (81,906)
Amortization of award of
  MRP stock                                                                                                     9,319        9,319
Contribution to fund ESOP
 loan                                       1,050                                                  13,617                   14,667
                              -------  ----------  ---------    -------------    --------       ---------    --------    ---------
Balance at March 31, 1998       2,319   1,987,127  2,279,662              -       (81,906)       (139,384)          -    4,047,818
                              -------  ----------  ---------    -------------    --------       ---------    --------    ---------

Comprehensive income:
Net income                                           157,364                                                               157,364
 Other comprehensive income,
   net of tax:
  Unrealized holding gain
   during the year                                                   44,832                                                 44,832
                                                   ---------    -------------                                            ---------
Total comprehensive income                           157,364         44,832                                                202,196
                                                   ---------    -------------                                            ---------
Purchase of treasury stock
  (1,700 shares)                                                                  (25,300)                                 (25,300)
Tax benefit related to
  MRP stock                                 2,730                                                                            2,730
Contribution to fund ESOP
 loan                                       4,012                                                  14,968                   18,980
                              -------  ----------  ---------    -------------    --------       ---------    --------    ---------
Balance at March 31, 1999     $ 2,319   1,993,869  2,437,026         44,832      (107,206)       (124,416)          -    4,246,424
                              =======  ==========  =========    =============   =========       =========    ========    =========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                     Consolidated Statements of Cash Flows

                                                                     Years Ended March 31,
                                                            ----------------------------------------
                                                                 1999           1998         1997
                                                            --------------  ------------  ----------
Cash flows from operating activities:
  Net income                                                      157,364       142,177      73,949
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                                  28,164        24,188      24,316
     Amortization of cost of stock benefit plans                   18,980        23,986      36,508
     Amortization of investment premiums and discounts                  -           315       1,425
     Gain on sale of investment securities,
       available for sale                                               -             -      (3,178)
     Loss on sale of real estate owned                                  -             -       5,282
     Provision for loan losses                                      6,000         6,000      10,302
     Increase (decrease) in deferred income                        (1,519)       30,979      29,308
     (Increase) decrease in current and deferred federal
       and state income taxes                                      20,528           625     (25,899)
     (Increase) decrease in accrued interest receivable            48,597       (90,667)     33,682
     Increase (decrease) in accrued interest payable              (39,999)       38,820      17,278
     Change in prepaid and accrued items, net                     527,798      (943,917)    (22,707)
                                                               ----------    ----------   ---------

Net cash provided by (for) operating activities                   765,913      (767,494)    180,266
                                                               ----------    ----------   ---------

Cash flows from investing activities:
     Purchase of investment securities,
       available for sale                                        (100,000)     (100,000)    (47,790)
     Proceeds from maturities of investment securities,
       held to maturity                                           500,000       600,000           -
     Proceeds from repayments of mortgage-backed
       securities, held to maturity                               693,683       862,671     591,968
     Purchase of Federal Home Loan Bank stock                           -       (56,400)          -
     Proceeds from sale of investment securities,
       available for sale                                               -             -      50,968
     Disbursements for loans originated or purchased           (9,751,611)  (11,065,754) (4,967,597)
     Loan repayments                                            7,357,914     6,001,999   2,008,974
     Participation loans sold                                     730,946     2,127,691     299,608
     Property and equipment expenditures                         (382,125)      (27,024)     (5,837)
     Proceeds from sale of real estate owned                            -             -     206,594
                                                               ----------    ----------   ---------

Net cash provided for investing activities                       (951,193)   (1,656,817) (1,863,112)
                                                               ----------    ----------  ----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                            -             -      11,100
     Purchase of treasury stock                                   (25,300)      (81,906)          -
     Deposit receipts                                           8,711,886    11,430,518   9,762,829
     Deposit withdrawals                                       (8,521,811)   (9,752,245) (8,755,715)
     Interest credited to deposit accounts                        975,592       769,103     600,641
     Increase (decrease) in advance payments by
      borrowers for taxes and insurance                             6,482        (7,364)     (6,119)
                                                               ----------    ----------   ---------

Net cash provided by financing activities                       1,146,849     2,358,106   1,612,736
                                                               ----------    ----------   ---------

Increase (decrease) in cash and cash equivalents                  961,569       (66,205)    (70,110)
Cash and cash equivalents at beginning of year                  7,177,578     7,243,783   7,313,893
                                                               ----------    ----------   ---------

Cash and cash equivalents at end of year                       $8,139,147     7,177,578   7,243,783
                                                               ==========    ==========   =========

Cash paid during the year for:
    Interest                                                   $1,262,574     1,129,526     922,320
    Income taxes                                                   71,112        83,827      51,219
                                                               ==========    ==========   =========




See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                  Notes to Consolidated Financial Statements


1)   Summary of Significant Accounting Policies
     ------------------------------------------

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

     Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, West Town Savings Bank and the Bank's wholly owned subsidiary, West Town Insurance Agency, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

     Industry Segments
     -----------------

     The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to banking operations.

     United States Government and Agency Obligations, Held to Maturity
     -----------------------------------------------------------------

     These securities are carried at cost, and adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted into income using the level-yield method. These securities are not carried at fair value because the Company has both the ability and the intent to hold them to maturity.

     Mortgage-Backed Securities, Held to Maturity
     --------------------------------------------

     Mortgage-backed securities are carried at cost, and adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted into income using the level-yield method. These securities are not carried at fair value because the Company has both the ability and the intent to hold them to maturity.

     ------------------------------------------------------

     Other Investments, Available for Sale
     -------------------------------------

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

     Loans Receivable and Related Fees
     ---------------------------------

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

     Under these statements, of the remaining loans which are evaluated for impairment (a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement), there were no material amounts of loans which met the definition of an impaired loan during the year ended March 31, 1999 and no loans to be evaluated for impairment at March 31, 1999.

     ------------------------------------------------------

     Allowance for Loan Losses
     -------------------------

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

     Real Estate Owned
     -----------------

     Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of fair value minus estimated costs to sell or the acquisition cost. Valuations are periodically performed by management and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its fair value minus estimated costs to sell.

     Depreciation
     ------------

     Depreciation of office properties and equipment are accumulated on the straight-line basis over estimated lives of the various assets. Estimated lives are 15 to 30 years for office buildings, 30 years for parking lot improvements, and 5 to 7 years for furniture, fixtures and equipment.

     Income Taxes
     ------------

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

     Consolidated Statements of Cash Flows
     -------------------------------------

     For the purposes of reporting cash flows, the Company has defined cash and cash equivalents to include cash on hand, amounts due from depository institutions, and interest-bearing deposits in other financial institutions.

     Reclassification
     ----------------

     Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.

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

     The following presentation illustrates basic and diluted EPS in accordance with the provisions of SFAS 128:


                                              Years Ended March 31,
                                           ---------------------------
                                             1999      1998     1997
                                           ---------  -------  -------

      Weighted average number of
        common shares outstanding used
        in basic EPS calculation             209,786  212,602  215,491
      Add common stock equivalents
        for shares issuable under
        Stock Option Plans                     3,566    1,026        -
                                            --------  -------  -------

      Weighted average number of shares
        outstanding adjusted for common
        stock equivalents                    213,352  213,628  215,491
                                            ========  =======  =======

      Net income                            $157,364  142,177   73,949
      Basic earnings per share              $    .75      .67      .34
      Diluted earnings per share            $    .74      .67      .34


     EPS for 1997 has been restated to comply with the provisions of SFAS 128.

2)   United States Government and Agency Obligations, Held to Maturity
     -----------------------------------------------------------------

     These securities are summarized as follows:

                                                         Gross          Gross
                                        Amortized      Unrealized     Unrealized       Fair
                                          Cost           Gains          Losses         Value
                                        ----------     ----------     ----------     ---------
     March 31, 1998
     --------------

     FHLB Note                          $  500,000         -               2,000       498,000
                                        ==========     ==========     ==========     =========

     Weighted average interest rate           4.20%
                                              ====

     The contractual maturity of the above investments are summarized as follows:

                                                                           March 31, 1998
                                                                      -----------------------
                                                                      Amortized        Fair
     Term to Maturity                                                    Cost          Value
     ----------------                                                 ----------     ---------

     Due in one year or less                                          $  500,000       498,000
                                                                      ==========     =========

3)   Mortgage-Backed Securities, Held to Maturity
     --------------------------------------------

     Mortgage-backed securities are summarized as follows:

                                                         Gross          Gross
                                        Amortized      Unrealized     Unrealized       Fair
                                          Cost           Gains          Losses         Value
                                        ----------     ----------     ----------     ---------
      March 31, 1999
      --------------

        Participation Certificates:

          FHLMC                         $  244,579        1,832             611        245,800
          GNMA                             238,744       16,056               -        254,800
          FNMA                             454,615         -              1,215        453,400
                                        ----------     ----------     -----------    ---------

                                        $  937,938       17,888           1,826        954,000
                                        ==========     ==========     ===========    =========

     Weighted average interest rate           6.27%
                                              ====

     March 31, 1998
     --------------

        Participation Certificates:

          FHLMC                         $  665,996        3,017           4,713        664,300
          GNMA                             329,595       24,705               -        354,300
          FNMA                             636,030            -           8,630        627,400
                                        ----------     ----------     -----------    ---------

                                        $1,631,621       27,722          13,343      1,646,000
                                        ==========     ==========     ===========    =========

     Weighted average interest rate           6.35%
                                              ====

4)   Loans Receivable
     ----------------

     Loans receivable are summarized as follows:

                                                      March 31,
                                             ---------------------------
                                                 1999            1998
                                             ------------     ----------
     Mortgage loans:
       One-to-four family                     $19,248,793     17,140,686
       Multi-family                               345,663        439,859
       Nonresidential                              67,092         88,514
       Construction                             1,673,802      1,367,965
                                             ------------     ----------

     Total mortgage loans                      21,335,350     19,037,024
                                             ------------     ----------

     Other loans:
        Loans on deposit accounts                   6,889         22,759
        Consumer                                  197,056        157,289
                                             ------------     ----------

     Total other loans                            203,945        180,048
                                             ------------     ----------

     Total loans receivable                    21,539,295     19,217,072
                                             ------------     ----------

     Less:
        Loans in process                        1,290,889        626,010
        Deferred loan fees and discounts,
         net of premiums                           86,335         87,854
        Allowance for loan losses                  52,171         46,171
        Allowance for uncollected interest              -          5,407
                                             ------------     ----------

     Loans receivable, net                    $20,109,900     18,451,630
                                             ============     ==========

     Weighted average interest rate                  7.05%          7.78%
                                                     ====           ====


     There were no loans delinquent three months or more at March 31, 1999. There was one loan delinquent three months or more and non-accruing totaling approximately $96,100, or .5% of total loans in force at March 31, 1998. The Bank has established a loan loss reserve of $52,171 as required by its internal policies.

     Activity in the allowance for loan losses is summarized as follows:

                                        Years Ended March 31,
                                    ------------------------------
                                      1999        1998       1997
                                    --------     ------     ------

     Balance, beginning of year     $46,171      40,171     29,869

     Provision for loan losses        6,000       6,000     10,302

     Charge-offs                          -           -          -
                                    --------     ------     ------

     Balance, end of year           $52,171      46,171     40,171
                                    ========     ======     ======

     The Bank has pledged $469,931 in single-family mortgage loans as collateral to secure deposits in excess of Federal Deposit Insurance Corporation insurance limitations. The balances of these loans are at least 110% of the non-insured deposits at March 31, 1999, in accordance with the terms of the executed collateralization agreements with various depositors.

5)   Other Investments, Available for Sale
     -------------------------------------

     This portfolio is being accounted for at fair value in accordance with SFAS
     115. A summary of other investments available for sale is as follows:


                                                   Gross          Gross
                                    Amortized    Unrealized     Unrealized      Fair
                                      Cost         Gains          Losses        Value
                                    ---------    ----------     ----------     -------
     March 31, 1998
     --------------

     Corporate equity securities     $100,000      70,000           -          170,000
     Corporate debt securities        100,000        -              -          100,000
                                     --------    ---------      ---------      -------

                                     $200,000      70,000           -          270,000
                                     ========    =========      =========      =======

     March 31, 1998
     --------------

     Corporate equity securities     $100,000        -              -          100,000
                                     ========    =========      =========      =======


     There were no sales from this portfolio during the years ended March 31, 1999 and 1998, while the Company realized gross proceeds of $50,968 and gains of $3,178 during the year ended March 31, 1997. In addition, during the current period, the increase in net unrealized gains of $70,000 net of the tax effect of $25,168, resulted in a $44,832 credit to stockholders' equity.

6)   Accrued Interest Receivable
     ---------------------------

     Accrued interest receivable is summarized as follows:


                                                     March 31,
                                               ---------------------
                                                 1999          1998
                                               --------      -------

     Interest-bearing deposits                 $  9,528       16,755
     U.S. Government and agency obligations           -        1,687
     Mortgage-backed securities                   6,260       12,148
     Loans receivable                           131,636      167,559
     Other                                        5,026        2,898
                                               --------      -------
                                               $152,450      201,047
                                               ========      =======

7)   Office Properties and Equipment
     -------------------------------

     Office properties and equipment are summarized as follows:

                                                       March 31,
                                                 --------------------
                                                   1999       1998
                                                 ---------  ---------
      Cost:
        Land - branch site                        $313,862          -
        Land                                        25,532     25,532
        Office building                            360,689    360,689
        Parking lot                                 65,942     65,942
        Furniture, fixtures and equipment           86,455    124,851
        Automobile                                  36,511     17,858
                                                  --------    -------
                                                   888,991    594,872

      Less accumulated depreciation                332,665    392,507
                                                  --------    -------
                                                  $556,326    202,365
                                                  ========    =======

     Depreciation of office properties and equipment for the years ended March 31, 1999, 1998 and 1997 amounted to $28,164, $24,188, and $24,316 respectively.

     During the period under review, the Bank received permission from the Office of Banks and Real Estate and the Federal Deposit Insurance Corporation to establish a branch office in North Riverside, Illinois. This branch office site is currently under construction. The Bank has incurred approximately $314,000 in costs to acquire and improve the site to date, and expects to incur approximately $1,300,000 in building and equipment costs prior to completion. Management anticipates that this branch will commence operations in December of 1999.

8)   Prepaid Expenses and Other Assets
     ---------------------------------

     Prepaid expenses and other assets consist of the following:

                                                        March 31,
                                                  --------------------
                                                    1999       1998
                                                  ---------  ---------
     Current federal and state income tax
      overpayment - net                           $  5,113     13,979
     Prepaid insurance                              17,919     17,828
     Other prepaid expenses                         22,418      6,175
     Cash surrender value of corporate-owned
      life insurance                                48,880     32,881
     Amounts due on loans serviced by others       541,654  1,033,012
     Other                                           4,719          -
                                                  --------  ---------

                                                  $640,703  1,103,875
                                                  ========  =========

9)   Deposits
     --------

     Deposit accounts are summarized as follows:

                                        March 31,
                                 -----------------------
                                    1999         1998
                                    ----         ----

     Passbook accounts           $ 6,121,376   6,317,284
     Certificates                 20,191,222  18,892,253
     Demand deposit accounts         116,919      54,313
                                 -----------  ----------

       Total                     $26,429,517  25,263,850
                                 ===========  ==========

     The composition of deposit accounts by interest rate is as follows:

                                        March 31,
                                 -----------------------
                                    1999         1998
                                    ----         ----

     Non-interest bearing        $    55,246      28,693
     1.00 - 2.99%                  6,183,049   6,342,904
     3.00 - 3.99                        -         43,755
     4.00 - 4.99                   4,100,177     496,339
     5.00 - 5.99                  15,090,111   7,927,752
     6.00 - 6.99                   1,000,934  10,424,407
                                 -----------  ----------

       Total                     $26,429,517  25,263,850
                                 ===========  ==========

     The weighted average interest rate on deposit accounts at March 31, 1999 and 1998 was 4.62% and 4.97% respectively.

     A summary of certificates of deposit that mature during the twelve-month periods indicated is as follows:

                                                         March 31,
                                                 ------------------------
                                                     1999         1998
                                                     ----         ----

     Twelve month period ended March 31, 1999    $       -     16,380,302
     Twelve month period ended March 31, 2000      16,976,395   2,036,082
     Twelve month period ended March 31, 2001       2,417,817     141,385
     Twelve month period ended March 31, 2002         373,001     165,163
     Twelve month period ended March 31, 2003         172,250      59,047
     Twelve month period ended March 31, 2004
      and thereafter                                  251,759     110,274
                                                  -----------  ----------

      Total                                       $20,191,222  18,892,253
                                                  ===========  ==========

     Interest expense on deposits consists of the following:

                                     Years Ended March 31,
                                 ------------------------------
                                    1999        1998      1997
                                 ----------  ---------  -------

     Passbooks                   $  156,253    172,313  191,399
     Certificates                 1,065,000    995,956  748,199
     Demand deposit accounts          1,322         77     -
                                 ----------  ---------  -------

      Total                      $1,222,575  1,168,346  939,598
                                 ==========  =========  =======

     The aggregate amount of deposit accounts with a balance of $100,000 or greater was approximately $6,293,000 and $5,549,000 at March 31, 1999 and 1998 respectively. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

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

11)  Other Liabilities
     -----------------

     Other liabilities include the following:

                                                               March 31,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
     Deferred income tax liability (a)                    $ 55,924     21,824
     Accrued interest on deposits                           94,542    134,541
     Accrued real estate taxes                              34,873     14,430
     Accrued audit fees                                     18,900      7,755
     Other accounts payable                                 62,652     20,748
                                                          --------    -------

                                                          $266,891    199,298
                                                          ========    =======

     (a) The approximate tax effect of temporary differences that give rise to the Company's net deferred tax liability at March 31, 1999 and 1998 under SFAS 109 is as follows:

                                                    Assets   Liabilities     Net
                                                    ------   -----------     ---
          March 31, 1999
          --------------

          Loan fees deferred for
           financial reporting purposes             $ 1,533       -          1,533
          Accelerated depreciation for
           tax purposes                                -       (12,387)    (12,387)
          Bad debt reserves established
           for financial reporting purposes          18,758       -         18,758
          Increases to tax bad debt reserves
           since April 1, 1988                         -       (38,660)    (38,660)
          Unrealized gain on securities
           available for sale                          -       (25,168)    (25,168)
                                                    -------    -------     -------

             Total                                  $20,291    (76,215)    (55,924)
                                                    =======    =======     =======

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
                                                    =======    =======     =======

12)  Officer, Director and Employee Plans
     ------------------------------------

     Stock Option Plan
     -----------------

     On July 12, 1995, the stockholders of the Company approved the West Town Bancorp, Inc. Stock Option Plan. This is an incentive stock option plan for the benefit of the officers and employees of the Company and its affiliates and a directors' stock option plan for the benefit of outside directors of the Company. The number of shares authorized under the Plan is 22,194, equal to 10.0% of the total number of shares issued in the Conversion. As of March 31, 1999, 18,029 options had been granted, which are exercisable at a rate of 20% per year and expire ten years from the date of grant. The following is an analysis of the stock option activity for each of the years in the three year period ended March 31, 1999 and the stock options outstanding at the end of the respective periods:

                                                       Exercise Price
                                                   -----------------------
                                        Number
     Options                           of Shares     Per Share     Total
     -------                           ---------   ------------   --------

     Outstanding at April 1, 1996        14,875    $      10.00   $148,750
     Granted                              1,758           10.00     17,580
     Exercised                           (1,110)          10.00    (11,100)
     Forfeited                             -                          -
                                         ------    ------------   --------

     Outstanding at March 31, 1997       15,523           10.00    155,230
     Granted                                648           11.00      7,128
     Exercised                             -
     Forfeited                             -
                                         ------    ------------   --------

     Outstanding at March 31, 1998       16,171     10.00-11.00    162,358
     Granted                                748           12.00      8,976
     Exercised                             -
     Forfeited                             -
                                         ------    ------------   --------

     Outstanding at March 31, 1999       16,919    $10.00-12.00   $171,334
                                         ======    ============   ========

     Exercisable at March 31, 1999        9,092    $10.00-11.00   $ 91,050
                                         ======    ============   ========

     Options available for future
      grants at March 31, 1999            4,165
                                         ======

     The weighted average fair value of options granted during the years ended March 31, 1999, 1998 and 1997 was $12.00, $11.00 and $10.00, respectively.
     As of March 31, 1999, the weighted average exercise price for options outstanding was $10.13 with a weighted average remaining contractual life of 6.6 years.

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

     The Company implemented SFAS No. 123 "Accounting for Stock-Based Compensation" during the year ended March 31, 1997. The Company retained its current accounting method for its stock based compensation plans. This statement only resulted in additional disclosures for the Company, and as such, its adoption did not have a material impact on the Company's financial condition or its results of operations.

     ------------------------------------------------

     The following summarizes the pro forma net income as if the fair value method of accounting for stock-based compensation plans had been utilized:

                                                      Years Ended March 31,
                                                    -------------------------
                                                      1998      1998    1997
                                                    --------  -------  ------

     Net income (as reported)                       $157,364  142,177  73,949
     Pro forma net income                            154,354  139,387  73,949

     Earnings per share - diluted (as reported)     $    .74      .67     .34
     Pro forma diluted earnings per share                .72      .65     .34

     The pro forma results presented above may not be representative of the effects reported in pro form net income for future years.

     The fair value of the option grants for the years ended March 31, 1999, 1998 and 1997 was estimated using the Black Scholes Method, using the following assumptions: expected volatility of 10.0%, risk free interest rate of 6.33%, and an expected life of approximately 10 years during all periods.

     Employee Stock Ownership Plan
     -----------------------------

     In conjunction with the Conversion, the Bank formed an Employee Stock Ownership Plan ("ESOP"). The ESOP covers substantially all employees with more than one year of employment and who have attained the age of 21. The ESOP borrowed $177,550 from the Company and purchased 17,755 common shares issued in the Conversion. The Bank will make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. In accordance with generally accepted accounting principles, the unpaid balance of the ESOP loan, which is comparable to unearned compensation, is reported as a reduction of stockholders' equity. Total contributions by the Bank to the ESOP which were used to fund principal and interest payments on the ESOP debt totaled $27,569, $27,569 and $27,569 for the years ended March 31, 1999, 1998 and 1997, respectively.

     On November 22, 1993, the AICPA issued Statement of Position No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP No. 93-6"). SOP No. 93-6 provides guidance for accounting for all ESOPs. SOP No. 93-6 requires that the issuance or sale of treasury shares to the ESOP be reported when the issuance or sale occurs and that compensation expense be recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. In addition, SOP No. 93-6 requires that leveraged ESOP debt and related interest expense be reflected in the employer's financial statements. Prior practice was to recognize compensation expenses based on the amount of the employer's contributions to the ESOP. SOP No. 93-6 is effective for fiscal years beginning after December 31, 1992. The application of SOP No. 93-6 results in fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock; however, any such compensation expense fluctuations will result in an offsetting adjustment to additional paid-in capital. Additional compensation expense, recognized as a result of the implementation of this accounting principle, was $4,012, $1,050, and -0- for the years ended March 31, 1999, 1998 and 1997 respectively.

     ------------------------------------------------

     Management Recognition Plan
     ---------------------------

     In conjunction with the Conversion, the Company formed a Management Recognition Plan ("MRP"), which was authorized to issue 4% of the total number of shares of common stock issued in the Conversion. Such additional shares, totaling 8,878, were issued from authorized but previously unissued shares. The MRP was established to award shares to directors and to employees in key management positions in order to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. As of March 31, 1999, all of the shares had been awarded and distributed.

     The fair value of the shares issued to the MRP in July of 1995 totaled $88,780. Such amount was amortized to compensation expense as the plan participants became vested in those shares. For the years ended March 31, 1999, 1998 and 1997, $-0-, $9,319 and $24,120 was amortized to expense respectively.

13)  Income Taxes
     ------------

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

     Among the provisions of SFAS 109 which impact the Company is the tax treatment of bad debt reserves. SFAS 109 provides that a deferred tax asset is to be recognized for the bad debt reserve established for financial reporting purposes and requires a deferred tax liability to be recorded for increases in the tax bad debt reserve for years beginning after January 1, 1988, the effective date of certain changes made by the Tax Reform Act of 1986 to the calculation of savings institutions' bad debt deduction. Accordingly, retained earnings at March 31, 1999 includes approximately $412,000 for which no deferred federal income tax liability has been recognized.

     The provision for income taxes consists of the following:

                             Years Ended March 31,
                             ---------------------
                             1999     1998    1997
                             ----     ----    ----

     Current                $82,708  83,027  28,893
     Deferred (benefit)       8,932   2,015  (3,573)
                            -------  ------  ------

                            $91,640  85,042  25,320
                            =======  ======  ======

     A reconciliation of the statutory federal income tax rate to effective income tax rate is as follows:

                                                 Years Ended March 31,
                                                 ---------------------
                                                 1999    1998     1997
                                                 ----    ----     ----

     Statutory federal income tax rate           34.0%   34.0     34.0
     Surtax exemption                            (2.6)   (2.8)   (11.2)
     State income tax                             4.7     4.3      2.4
     Other                                         .7     1.9       .3
                                                 ----    ----    -----

     Effective income tax rate                   36.8%   37.4     25.5
                                                 ====    ====    =====

     Deferred income tax expense (benefit) consists of the following tax effects of timing differences:

                                              Years Ended March 31,
                                             -----------------------
                                             1999      1998     1997
                                             ----      ----     ----

     Loan fees                              $ 1,447      138    1,478
     Book loan loss provision in excess
      of tax bad debt deduction              (2,158)  (2,157)  (3,704)
     Compensation related expenses           10,330    2,956     (763)
     Depreciation                             7,048    1,078     (584)
     Recapture of bad debt reserve           (7,735)    -        -
                                            -------   ------   ------

                                            $ 8,932    2,015   (3,573)
                                            =======   ======   ======

14)  Regulatory Capital Requirements
     -------------------------------

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table below, of the total risk-based and core capital, as defined in the regulations. Management believes, as of March 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

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

     At March 31, 1999 and 1998, the Bank's regulatory equity capital was as follows:

                                                                      To Be Well-
                                                                   Capitalized Under
                                                  For Capital      Prompt Corrective
                                Actual         Adequacy Purposes   Action Provisions
                         -----------------------------------------------------------
                            Amount   Ratio      Amount    Ratio     Amount    Ratio
                         -----------------------------------------------------------

     March 31, 1999
     --------------

     Risk-based          $3,286,535  24.49%   $1,073,440  8.00%   $1,341,800  10.00%
     Core                 3,234,364  10.76       901,720  3.00     1,502,870   5.00

     March 31, 1998
     --------------

     Risk-based          $3,115,725  24.38%   $1,022,640  8.00%   $1,278,300  10.00%
     Core                 3,069,554  10.69       861,270  3.00     1,435,450   5.00

                                                  Core      Risk-based
                                                Capital      Capital
                                               ----------   ----------
     March 31, 1999
     --------------

     Retained earnings                         $3,234,364    3,234,364
     General loss allowances                         -          52,171
                                               ----------    ---------

     Regulatory capital computed               $3,234,364    3,286,535
                                               ==========    =========


     March 31, 1998
     --------------

     Retained earnings                         $3,069,554    3,069,554
     General loss allowances                         -          46,171
                                               ----------    ---------

     Regulatory capital computed               $3,069,554    3,115,725
                                               ==========    =========

15)  Stockholders' Equity
     --------------------

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

     In addition the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

     Unlike the Bank, the Company is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the Company's source of funds for future dividends may depend upon dividends received by the Company from the Bank.

16)  Financial Instruments with Off-Balance Sheet Risk
     -------------------------------------------------

     The Company is a party to various transactions with off-balance sheet risk in the normal course of business. These transactions are primarily commitments to originate and to purchase loans. These financial instruments carry varying degrees of credit and interest-rate risk in excess of amounts recorded in the consolidated financial statements.

     Outstanding commitments to originate or purchase mortgage loans amounted to $1,318,000 at March 31, 1999 at fixed rates ranging from 6.80% to 8.75%. Because the credit worthiness of each customer is reviewed prior to extension of a commitment, the Bank adequately controls their credit risk on their commitments, as it does for loans recorded on the balance sheet. The Bank conducts all of its lending activities in the Chicagoland area. Management believes the Bank has a diversified loan portfolio and the concentration of lending activities in these local communities does not result in an acute dependency upon economic conditions of the lending region.

     The Federal Home Loan Bank of Chicago has issued an irrevocable letter of credit for $510,000 to the State of Illinois on behalf of the Bank in order to secure deposits totaling $502,395.

17)  Contingencies
     -------------

     The Bank is, from time to time, a party to certain lawsuits arising in the ordinary course of its business, wherein it enforces its security interest. Management, based upon discussions with legal counsel, believes that the Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

18)  Disclosures About the Fair Value of Financial Instruments
     ---------------------------------------------------------

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

     The estimated fair values of the Company's financial instruments as of March 31, 1999 and 1998 are as follows:

                                                       March 31, 1999
                                                   -----------------------
                                                    Carrying       Fair
                                                     Amount       Value
                                                   -----------  ----------

     Financial assets:
       Cash and cash equivalents                   $ 8,139,147   8,139,147
       Mortgage-backed securities                      937,938     954,000
       Loans receivable, gross                      21,539,295  22,071,300
       Other investments, available for sale           270,000     270,000

     Financial liabilities:
       Deposits                                     26,429,517  26,239,200

                                                       March 31, 1998
                                                   -----------------------
                                                    Carrying       Fair
                                                     Amount       Value
                                                   -----------  ----------

     Financial assets:
       Cash and cash equivalents                   $ 7,177,578   7,177,578
       U.S. Government and agency obligations          500,000     498,000
       Mortgage-backed securities                    1,631,621   1,646,000
       Loans receivable, gross                      19,217,072  19,381,500
       Other investments, available for sale           100,000     100,000

     Financial liabilities:
       Deposits                                     25,263,850  25,547,200

19)  Condensed Parent Company Only Financial Statements
     --------------------------------------------------

     The following condensed statements of financial condition, as of March 31, 1999 and 1998, and condensed statements of income and cash flows for the years ended March 31, 1999, 1998 and 1997 for West Town Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                       Statements of Financial Condition
                       ---------------------------------

                                                           March 31,
                                                    ----------------------
                                                       1999         1998
                                                       ----         ----
     Assets
     ------

     Cash and cash equivalents                      $  548,783      552,282
     Loans receivable                                  205,965      297,393
     Other investments, available for sale             270,000      100,000
     Accrued interest receivable                         6,231       17,414
     Equity investment in subsidiaries               3,353,718    3,212,354
     Other assets                                       24,391       19,134
                                                    ----------    ---------

                                                     4,409,088    4,198,577
                                                    ==========    =========

     Liabilities and Stockholders' Equity
     ------------------------------------

     Accrued taxes and other liabilities                43,310       12,425
     Common stock                                        2,319        2,319
     Additional paid-in capital                      1,988,807    1,986,077
     Retained earnings                               2,437,026    2,279,662
     Accumulated other comprehensive income,
      net of income taxes                               44,832         -
     Treasury stock, at cost                          (107,206)     (81,906)
                                                    ----------    ---------

                                                    $4,409,088    4,198,577
                                                    ==========    =========


                              Statements of Income
                              --------------------

                                                   Years Ended March 31,
                                                ----------------------------
                                                  1999       1998      1997
                                                  ----       ----      ----

     Interest income                            $ 56,571    63,746    60,081
     Loan fees and service charges                   633     1,208      -
     Gain on sale of investment securities,
      available for sale                            -         -        3,178
     Non-interest expense                        (33,234)  (43,498)  (45,341)
                                                --------   -------   -------

     Net income before income taxes and
      equity in earnings of subsidiaries          23,970    21,456    17,918
     Provision for income taxes                   (7,970)   (9,808)   (9,384)
                                                --------   -------   -------

     Net income before equity in
      earnings of subsidiaries                    16,000    11,648     8,534
     Equity in earnings of subsidiaries          141,364   130,529    65,415
                                                --------   -------   -------

     Net income                                 $157,364   142,177    73,949
                                                ========   =======   =======

      --------------------------------------------------------------

                         Statements of Cash Flows
                         ------------------------

                                                         Years Ended March 31,
                                                    -------------------------------
                                                       1999       1998       1997
                                                    ---------   --------   --------
      Operating activities:
        Net income                                  $ 157,364    142,177     73,949
        Equity in earnings of subsidiaries           (141,364)  (130,529)   (65,415)
        Gain on sale of investment securities,
          available for sale                             -          -        (3,178)
        (Increase) decrease in accrued
          interest receivable                          11,183    (16,335)     3,002
        Change in prepaid and accrued items, net        3,190     (5,991)    (1,947)
        Amortization of cost of
          stock benefit plan                             -         9,319     24,120
                                                    ---------   --------    -------

      Net cash provided by (for)
         operating activities                          30,373     (1,359)    30,531
                                                    ---------   --------    -------

      Investing activities:
        Purchase of investment securities,
          available for sale                         (100,000)  (100,000)   (47,790)
        Proceeds from sale of investment
          securities, available for sale                 -          -        50,968
        Loan disbursements                           (182,736)  (531,923)   (74,902)
        Loan repayments                               274,164    462,433     12,388
                                                    ---------   --------    -------

      Net cash provided for
        investing activities                           (8,572)  (169,490)   (59,336)
                                                    ---------   --------    -------

      Financing activities:
        Proceeds from exercise of stock options          -          -        11,100
        Purchase of treasury stock                    (25,300)   (81,906)      -
                                                    ---------   --------    -------

      Net cash provided by (for)
         financing activities                         (25,300)   (81,906)    11,100
                                                    ---------   --------    -------

      Decrease in cash and
         cash equivalents                              (3,499)  (252,755)   (17,705)

      Cash and cash equivalents at
         beginning of period                          552,282    805,037    822,742
                                                    ---------   --------    -------

      Cash and cash equivalents at
         end of period                              $ 548,783    552,282    805,037
                                                    =========   ========    =======