Form 10QSB
period 1999-06-30
WEST TOWN BANCORP INC
filed 1999-08-05
CIK 926867

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ---------------------------

                                  FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999


                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________  to  _________



                            WEST TOWN BANCORP, INC.
                            -----------------------
       (Exact name of small business issuer as specified in its charter)


     United States                                                  36-3785272
     -------------                                               ---------------
(State or other jurisdiction                                     I.R.S. Employer
  of incorporation or                                            Identification
    organization)                                                     Number



4852 WEST 30TH STREET, CICERO, ILLINOIS                               60804
---------------------------------------                            ------------
(Address of Principal executive offices)                            (Zip Code)

Issuer's telephone number, including area code:                 (708) 652-2000
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

                    Yes_________  No    X
                                    ---------


     As of July 30, 1999, the issuer had 219,803 shares of common stock issued and outstanding; see accompanying notes.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------



Part I.   FINANCIAL INFORMATION

                                                                                PAGE
                                                                                ----
    Item 1.  Financial Statements
               Consolidated Statements of Financial Condition
               June 30, 1999 (unaudited) and March 31, 1999                        3

               Consolidated Statements of Income, Three
               Months Ended June 30, 1999 and 1998 (unaudited)                     4

               Consolidated Statements of Stockholders' Equity,
               Three Months Ended June 30, 1999 (unaudited)                        5

               Consolidated Statements of Cash Flows, Three
               Months Ended June 30, 1999 and 1998 (unaudited)                     6

               Notes to Consolidated Financial Statements                         7-8

    Item 2.  Management's Discussion and Analysis or Plan of Operation            9-14


Part II.  OTHER INFORMATION                                                       15

          Signatures                                                              16

          Index to Exhibits                                                       17

          Earnings per Share Analysis (Exhibit 11)                                18

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                Consolidated Statements of Financial Condition

                                                         June 30,    March 31,
                                                       -----------  -----------
                                                          1999         1999
                                                       -----------  -----------
Assets                                                 (unaudited)
------
Cash and amounts due from depository institutions      $   156,303      244,104
Interest-bearing deposits                                8,558,421    7,895,043
                                                       -----------  -----------
   Total cash and cash equivalents                       8,714,724    8,139,147
Mortgage-backed securities, held to maturity
  (fair value:  June 30, 1999 - $779,000;
  March 31, 1999 - $954,000)                               771,015      937,938
Loans receivable (net of allowance for
  loan losses:  June 30, 1999 - $53,671;
  March 31, 1999 - $52,171)                             20,112,544   20,109,900
Stock in Federal Home Loan Bank of Chicago                 183,300      177,400
Other investments, available for sale, at fair value       270,000      270,000
Accrued interest receivable                                167,343      152,450
Office properties and equipment - net                      547,053      556,326
Prepaid expenses and other assets                          653,414      640,703
                                                       -----------  -----------

   Total assets                                         31,419,393   30,983,864
                                                       ===========  ===========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                26,809,782   26,429,517
Advance payments by borrowers for taxes and insurance       74,426       41,032
Other liabilities                                          277,427      266,891
                                                       -----------   ----------
Total liabilities                                       27,161,635   26,737,440
                                                       -----------   ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                               -            -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued and
  220,303 shares outstanding at June 30, 1999 and
  222,603 shares outstanding at March 31, 1999               2,319        2,319
Additional paid-in capital                               1,993,869    1,993,869
Retained earnings, substantially restricted              2,471,991    2,437,026
Accumulated other comprehensive income,
  net of income taxes                                       44,832       44,832
Treasury stock, at cost (11,625 shares at June 30, 1999
  and 9,325 shares at March 31, 1999)                     (134,806)    (107,206)
Common stock acquired by Employee Stock Ownership Plan    (120,447)    (124,416)
                                                       -----------   ----------

   Total stockholders' equity                            4,257,758    4,246,424
                                                       -----------   ----------

   Total liabilities and stockholders' equity          $31,419,393   30,983,864
                                                       ===========   ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                       Consolidated Statements of Income

                                                          Three Months Ended
                                                               June 30,
                                                          ------------------
                                                            1999      1998
                                                            ----      ----
                                                              (unaudited)

Interest income:
 Loans                                                     $373,840  366,809
 Mortgage-backed securities                                  11,981   24,791
 Investment securities                                        2,750    5,248
 Interest-bearing deposits                                  102,322  113,455
 Dividends on FHLB stock                                      2,942    2,930
                                                           --------  -------
  Total interest income                                     493,835  513,233
                                                           --------  -------

Interest expense:
 Deposits                                                   297,930  314,412
                                                           --------  -------

  Net interest income before provision for loan losses      195,905  198,821
Provision for loan losses                                     1,500    1,500
                                                           --------  -------
  Net interest income after provision for loan losses       194,405  197,321
                                                           --------  -------

Non-interest income:
 Loan fees and service charges                                3,640    2,731
 Rental income                                                2,430    2,430
 Deposit related fees and other income                        4,475    5,238
                                                           --------  -------
  Total non-interest income                                  10,545   10,399
                                                           --------  -------

Non-interest expense:
 Staffing costs                                              74,469   74,665
 Advertising                                                  2,659    2,448
 Occupancy and equipment expenses                            33,310   22,810
 Data processing                                              8,696   12,230
 Federal deposit insurance premiums                           3,738    3,909
 Legal, audit, and examination services                      13,779   15,524
 Other                                                       15,704   10,629
                                                           --------  -------
  Total non-interest expense                                152,355  142,215
                                                           --------  -------

Income before income taxes                                   52,595   65,505

Provision for income taxes                                   17,630   22,690
                                                           --------  -------

  Net income                                               $ 34,965   42,815
                                                           ========  =======


Earnings per share - basic                                     $.17      .20
                                                                ---      ---

Earnings per share - diluted                                   $.16      .20
                                                                ---      ---

Dividends declared per common share                            $  -        -
                                                                ---      ---



See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

          Consolidated Statements of Changes in Stockholders' Equity

                       Three Months Ended June 30, 1999
                       --------------------------------

                                  (Unaudited)

                                                                  Accumulated                   Common
                                           Additional                Other                       Stock
                                  Common    Paid-in    Retained   Comprehensive    Treasury     Acquired
                                   Stock    Capital    Earnings      Income          Stock       by ESOP       Total
                                   -----    -------    --------      ------          -----       -------       -----
Balance at March 31, 1999         $ 2,319   1,993,869  2,437,026         44,832      (107,206)   (124,416)      4,246,424

Comprehensive income:
Net income                                                34,965                                                   34,965
 Other comprehensive income,
   net of tax:
  Unrealized holding gain
   during the year                                                            -                                         -
                                                                   ------------                                 ---------

Total comprehensive income                                34,965              -                                    34,965
                                                       ---------   ------------                                 ---------

Purchase of treasury stock
  (2,300 shares)                                                                      (27,600)                    (27,600)

Contribution to fund ESOP loan                                                                      3,969           3,969
                                                                                                 --------       ---------

Balance at June 30, 1999          $ 2,319   1,993,869  2,471,991         44,832      (134,806)   (120,447)      4,257,758
                                  =======   =========  =========   ============      ========    ========       =========

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                     Consolidated Statements of Cash Flows

                                                           Three Months Ended
                                                                June 30,
                                                        ------------------------
                                                            1999         1998
                                                            ----         ----
                                                               (unaudited)
Cash flows from operating activities:
  Net income                                            $    34,965       42,815
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                             9,273        6,203
     Amortization of cost of stock benefit plans              3,969        3,610
     Provision for loan losses                                1,500        1,500
     Increase in deferred income                                360        2,899
     Change in current and deferred income tax               (3,432)      21,821
     Increase in accrued interest receivable                (14,893)     (12,638)
     Increase (decrease) in accrued interest payable         11,529      (35,191)
     Change in prepaid and accrued items, net               (10,632)     491,223
                                                        -----------   ----------

Net cash provided by (for) operating activities              32,639      522,242
                                                        -----------   ----------

Cash flows from investing activities:
     Proceeds from repayments of mortgage-backed
       securities                                           166,923       95,142
     Purchase of Federal Home Loan Bank stock                (5,900)           -
     Disbursements for loans originated or purchased     (1,338,022)  (2,657,716)
     Loan repayments                                      1,333,878    1,989,450
     Participation loans sold                                     -      239,186
     Property and equipment expenditures                          -      (20,685)
                                                        -----------   ----------

Net cash provided by (for) investing activities             156,879     (354,623)
                                                        -----------   ----------

Cash flows from financing activities:
     Deposit account receipts                             3,099,939    2,196,585
     Deposit account withdrawals                         (3,006,498)  (2,350,887)
     Interest credited to deposit accounts                  286,824      242,548
     Increase in advance payments by borrowers
       for taxes and insurance                               33,394       48,113
     Purchase of treasury stock                             (27,600)     (24,000)
                                                        -----------   ----------

Net cash provided by financing activities                   386,059      112,359
                                                        -----------   ----------

Increase in cash and cash equivalents                       575,577      279,978

Cash and cash equivalents at beginning of period          8,139,147    7,177,578
                                                        -----------   ----------

Cash and cash equivalents at end of period              $ 8,714,724    7,457,556
                                                        ===========   ==========

Cash paid during the period for:
   Interest                                             $   286,401      349,603
   Income taxes                                               3,206          869
                                                        ===========   ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Note A -  Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month period ended June 30, 1999, are not necessarily indicative of the results which may be expected for the entire year.

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

Note C -  Earnings Per Share
          ------------------

          Earnings per share for the three month periods ended June 30, 1999 and 1998 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

Note D -  Industry Segments
          -----------------

          The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to banking operations.

-----------------------------------------

Note E -  Effect of New Accounting Standards
          ----------------------------------

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

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                     Management's Discussions and Analysis
               of Financial Condition and Results of Operations

Financial Condition
-------------------

     The assets of West Town Bancorp, Inc. (the "Company") increased approximately $436,000, or 1.41%, for the three month period ended June 30, 1999. This increase was primarily the result of an increase in cash and cash equivalents held by West Town Savings Bank (the "Bank"), which was primarily funded by excess cash liquidity resulting from maturities of mortgage-backed securities and increased deposits during the three month period ended June 30, 1999.

     Net loans receivable increased slightly for the three months ended June 30, 1999. During that period, the Bank originated or purchased approximately $1.3 million in loans which slightly exceeded repayments during the same period.

     The Bank experienced an increase in savings deposits for the three month period of approximately $380,000, or 1.44%. It is management's belief that part of the deposit activity for the three months ended June 30, 1999 can be attributed to new deposit products.

     Stockholders' equity increased approximately $11,000, or .27%, for the three month period ended June 30, 1999. This increase was primarily the result of the amortization of the cost of the Company's stock benefit plans of $4,000, and net income for the three months of $35,000, partially offset by the purchase of treasury stock at a cost of $28,000. As of June 30, 1999, the book value per common share outstanding was $19.33.

Analysis of Operations
----------------------

     A net profit of $35,000 was recognized for the three months ended June 30, 1999 as compared to net income of $43,000 for the same period in 1998. This $8,000 decrease in net income was due primarily to a decrease in net interest income of $3,000, and a $10,000 increase in non-interest expense, partially offset by a decrease in income taxes of $5,000.

     Interest income decreased by $19,000 for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. This was the result of a decrease in the average yield on average interest earning assets partially offset by an increase in the average balance of interest-earning assets. The average balance of those assets increased to approximately $29.6 million from $28.4 million for the three months ended June 30, 1999 and 1998, respectively. The average yield on average interest-earning assets decreased from 7.23% for the three months ended June 30, 1998 to 6.67% for the three months ended June 30, 1999.

     Interest expense decreased to $298,000 from $314,000 for the three months ended June 30, 1999 compared to the same period in 1998. This decrease was attributable to a decrease in the average rate paid on liabilities partially offset by an increase in the average balance of interest-bearing liabilities. The average balance increased approximately $1.1 million for the three months ended June 30, 1999 as compared to the average balance at June 30, 1998. The average rate on average interest-bearing liabilities decreased from 4.96% for the three months ended June 30, 1998 to 4.51% for the three months ended June 30, 1999.

----------------------------------

     The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $1,500 and $1,500 were made for the three month periods ended June 30, 1999 and 1998 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

     Non-interest income remained constant at approximately $10,000 for each of the three month periods.

     Non-interest expense increased to $152,000 from $142,000 for the three months ended June 30, 1999 from the three months ended June 30, 1998. The increase was attributable to increases in occupancy and equipment expense of $10,000 and other expenses of $5,000, partially offset by decreases in data processing costs of $4,000 and professional fees of $2,000.

     The provision for income taxes decreased $5,000 for the three months ended June 30, 1999 as compared to the same period in 1998. This decrease is the direct result of the decrease in pre-tax income between the comparable periods.

                        Liquidity and Capital Resources
                        -------------------------------

At June 30, 1999, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 26.94% and a short-term liquid asset ratio of 23.09%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At June 30, 1999, the Bank had no outstanding commitments to fund loans, and no commitments to purchase mortgage-backed securities or other investment securities.

The Bank was in compliance with regulatory capital requirements at June 30, 1999. Capital requirements, ratios, and balances are as follows:

                                                                             To Be Well-
                                                                           Capitalized Under
                                                  For Capital              Prompt Corrective
                               Actual          Adequacy Purposes          Action Provisions
                        -------------------------------------------------------------------------
                         Amount     Ratio(1)     Amount       Ratio(1)     Amount       Ratio(1)
                        -------------------------------------------------------------------------
     June 30, 1999
     -------------

     Risk-based        $ 3,318,810  24.24%     $ 1,095,424     8.00%    $ 1,369,280     10.00%
     Core                3,265,139  10.69          916,609     3.00       1,527,682      5.00

-----------------

     (1) Core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

                             Non-performing Assets
                             ---------------------

The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are placed on non-accrual status when principal and interest are 90 days or more past due, unless, in the judgment of management, the loan is well collaterized and in the process of collection. Loans are also reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. The following table sets forth the Company's non-performing assets as of the dates indicated.

                                          June 30,         March 31,
                                           1999             1999
                                         --------         ---------
Non-accruing loans:
  One-to-four family...................  $   -            $   -
  Multi-family.........................      -                -
  Commercial real estate...............      -                -
  Land and construction................      -                -
                                         --------         ---------
     Total non-performing loans........      -                -
                                         --------         ---------

  Real estate owned....................      -                -
                                         --------         ---------

Total non-performing assets............  $   -            $   -

Total as a percentage of total assets..      - %              - %
                                         ========         =========

In addition to the non-performing assets set forth in the table above, as of June 30, 1999, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing the allowance for loan losses.

                         Year 2000 Readiness Disclosure
                         ------------------------------

Notice is hereby given that the Year 2000 statement set forth below is being designated a Year 2000 Readiness Disclosure in accordance with Section 7(b) of the Year 2000 Information and Readiness Disclosure Act. For more than twenty-one months, the Company has been engaged in the process of addressing a potential problem that is facing all users of automated information systems, including personal computers, that is generally referred to as the Year 2000 Issue. The problem is the result of computer systems processing transactions based upon 2 digits representing the year of the transaction rather than 4 full digits (e.g., 98 for 1998). These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. In some cases, this could result in a system failure, miscalculations causing disruptions of operations, temporary inability to process transactions, send invoices or engage in similar normal business activities. The problem could affect a wide variety of automated information systems such as main frame computer applications, personal computers, communication systems, including telephone systems, and other information systems utilized not only by the Company, but also by its vendors and customers. The most significant of the Company's automated information systems affected by the Year 2000 issue is the data processing system used to process transactions and information for loan and deposit customers. The Company currently purchases the services for this system from a nationally recognized data processing vendor. Other programs and applications used in the Company's operations that will be affected by the Year 2000 issue include building and security system equipment, ATM modems, loan document processing systems, investment accounting programs, and computer software and hardware. All software and hardware has been purchased from outside vendors. The Company has not developed any in-house computer applications or equipment. All data processing is done off-site. The Company has maintenance agreements with vendors on the majority of its equipment and systems.

The Company's Year 2000 plan process began in the summer of 1997. At that time, a Year 2000 plan coordinator was appointed and assessment of mission critical systems began. The Company upgraded much of its computer hardware and software during 1999, in large part to meet the system requirements when it converted to a new data processing system in February 1999. The Company believes that Year 2000 compliance had been achieved for substantially all mission critical applications by the end of the current fiscal year. Further testing occurred during the first and second quarters of 1999 and additional testing is expected to occur during the third quarter of 1999, with the timing dictated by external vendors. The Company's vendors have been providing updates regarding their progress in assessment, renovation and testing on a regular basis, and the Year 2000 Coordinator periodically presents updates regarding Year 2000 issues to the Board of Directors.

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

                    Impact of Inflation and Changing Prices
                    ---------------------------------------

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

 Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995
 -----------------------------------------------------------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Form 10-QSB that a number of important factors could cause the Company's actual results in 1999/2000 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company's customers; changes in interest rates; the adequacy of the Bank's allowance for loan losses; competition from, among others, commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, and the United States Government; limited partnership activities; federal and state legislation, regulation and supervision of the Bank and its subsidiaries; the risk of defaults on loans; and contractual, statutory and regulatory restrictions on the Bank's ability to pay dividends to the Company.

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

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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


                            WEST TOWN BANCORP, INC.
                            -----------------------
                                  Registrant



DATE:  July 30, 1999



BY:/s/ Dennis B. Kosobucki
   ------------------------------------------
   Dennis B. Kosobucki
   Chairman of the Board,
   President and Chief Executive Officer
   (Duly Authorized Representative and
   Principal Executive Officer)



BY:/s/ Jeffrey P. Kosobucki
   ------------------------------------------
   Jeffrey P. Kosobucki
   Vice President and Chief Financial Officer
   (Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit No.                                                           Page No.
-----------                                                           --------

    11         Statement regarding Computation of Earnings Per Share     18