Form 10QSB
period 1999-09-30
WEST TOWN BANCORP INC
filed 1999-11-08
CIK 926867

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ---------------------------

                                  FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999


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

     As of November 3, 1999, the issuer had 210,462 shares of common stock issued and outstanding; see accompanying notes.

                            WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

Part I.   FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
     Item 1.  Financial Statements
                Consolidated Statements of Financial Condition
                September 30, 1999 (unaudited) and March 31, 1999            3

                Consolidated Statements of Income, Three and
                Six Months Ended September 30, 1999 and 1998 (unaudited)     4

                Consolidated Statements of Stockholders' Equity,
                Six Months Ended September 30, 1999 (unaudited)              5

                Consolidated Statements of Cash Flows,
                Six Months Ended September 30, 1999 and 1998 (unaudited)     6

                Notes to Financial Statements                               7-8

     Item 2.  Management's Discussion and Analysis or Plan of Operation     9-14



Part II.  OTHER INFORMATION                                                 15

          Signatures                                                        16

          Index to Exhibits                                                 17

          Earnings Per Share Analysis (Exhibit 11)                          18

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                 Consolidated Statements of Financial Condition

                                                           September 30,   March 31,
                                                           -------------   ---------
                                                                1999          1999
                                                                ----          ----
Assets                                                      (unaudited)
------
Cash and amounts due from depository institutions            $   221,801      244,104
Interest-bearing deposits                                      9,859,964    7,895,043
                                                             -----------   ----------
   Total cash and cash equivalents                            10,081,765    8,139,147
Mortgage-backed securities, held to maturity
  (fair value: September 30, 1999 - $710,000;
  March 31, 1999 - $954,000)                                     698,616      937,938
Loans receivable (net of allowance for
  loan losses: September 30, 1999 - $55,171;
  March 31, 1999 - $52,171)                                   18,989,664   20,109,900
Stock in Federal Home Loan Bank of Chicago                       183,300      177,400
Other investments, available for sale, at fair value             267,500      270,000
Accrued interest receivable                                      147,459      152,450
Office properties and equipment - net                            646,781      556,326
Prepaid expenses and other assets                                529,989      640,703
                                                             -----------   ----------

   Total assets                                               31,545,074   30,983,864
                                                             ===========   ==========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                      26,969,710   26,429,517
Advance payments by borrowers for taxes and insurance            142,192       41,032
Other liabilities                                                264,002      266,891
                                                             -----------   ----------
   Total liabilities                                          27,375,904   26,737,440
                                                             -----------   ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                     -            -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued and
  210,462 shares outstanding at September 30, 1999 and
  222,603 shares outstanding at March 31, 1999                     2,319        2,319
Additional paid-in capital                                     1,994,763    1,993,869
Retained earnings, substantially restricted                    2,498,721    2,437,026
Accumulated other comprehensive income,
  net of income taxes                                             43,232       44,832
Treasury stock, at cost (21,466 shares at
  September 30, 1999 and 9,325 shares at March 31, 1999)        (253,482)    (107,206)
Common stock acquired by Employee Stock Ownership Plan          (116,383)    (124,416)
                                                             -----------   ----------

   Total stockholders' equity                                  4,169,170    4,246,424
                                                             -----------   ----------

   Total liabilities and stockholders' equity                $31,545,074   30,983,864
                                                             ===========   ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                       Consolidated Statements of Income

                                           Three Months Ended   Six Months Ended
                                             September 30,       September 30,
                                           ------------------   ----------------
                                             1999      1998      1999      1998
                                             ----      ----      ----      ----
                                              (unaudited)          (unaudited)
Interest income:
  Loans                                     $353,467  388,865   727,307    755,674
  Mortgage-backed securities                  11,253   21,808    23,234     46,599
  Investment securities                            -    3,545     2,750      8,793
  Interest-bearing deposits                  125,107  110,857   227,429    224,312
  Dividends on FHLB stock                      3,003    2,986     5,945      5,916
                                            --------  -------   -------  ---------
    Total interest income                    492,830  528,061   986,665  1,041,294
                                            --------  -------   -------  ---------

Interest expense:
  Deposits                                   304,515  313,458   602,445    627,870
                                            --------  -------   -------  ---------

     Net interest income before
       provision for loan losses             188,315  214,603   384,220    413,424
Provision for loan losses                      1,500    1,500     3,000      3,000
                                            --------  -------   -------  ---------
     Net interest income after
       provision for loan losses             186,815  213,103   381,220    410,424
                                            --------  -------   -------  ---------

Non-interest income:
  Loan fees and service charges                2,975    1,287     6,615      4,018
  Rental income                                2,430    2,430     4,860      4,860
  Deposit related fees and other income        5,200    5,434     9,675     10,672
                                            --------  -------   -------  ---------
     Total non-interest income                10,605    9,151    21,150     19,550
                                            --------  -------   -------  ---------

Non-interest expense:
  Staffing costs                              74,602   75,952   149,071    150,617
  Advertising                                  2,868    2,769     5,527      5,217
  Occupancy and equipment expense             36,418   20,346    69,728     43,156
  Data processing                              8,922   11,446    17,618     23,676
  Federal deposit insurance premiums           3,814    3,840     7,552      7,749
  Legal, audit and examination services       17,931   14,894    31,710     30,418
  Other                                       12,560   10,619    28,264     21,248
                                            --------  -------   -------  ---------
     Total non-interest expense              157,115  139,866   309,470    282,081
                                            --------  -------   -------  ---------

Income before income taxes                    40,305   82,388    92,900    147,893

Provision for income taxes                    13,575   31,152    31,205     53,842
                                            --------  -------   -------  ---------

     Net income                             $ 26,730   51,236    61,695     94,051
                                            ========  =======   =======  =========

Earnings per share - basic                  $    .13      .25       .30        .45
                                                 ---      ---       ---        ---

Earnings per share - diluted                $    .13      .24       .29        .44
                                                 ---      ---       ---        ---

Dividends declared per common share         $      -        -         -          -
                                                 ---      ---       ---        ---

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

           Consolidated Statements of Changes in Stockholders' Equity

                      Six Months Ended September 30, 1999
                                ----------------

                                  (Unaudited)

                                                                       Accumulated              Common
                                              Additional                  Other                  Stock
                                      Common   Paid-In     Retained   Comprehensive  Treasury   Acquired
                                      Stock    Capital     Earnings      Income        Stock    by ESOP     Total
                                      ------  ----------   --------   -------------  --------   --------    -----
Balance at March 31, 1999             $2,319  1,993,869    2,437,026      44,832     (107,206)  (124,416)  4,246,424

Comprehensive income:
Net income                                                    61,695                                          61,695
 Other comprehensive income,
   net of tax:
 Unrealized holding loss
   during the period                                                      (1,600)                             (1,600)
                                                           ---------      ------                            --------

Total comprehensive income                                    61,695      (1,600)                             60,095
                                                           ---------      ------                            --------

Purchase of treasury stock
  (12,141 shares)                                                                    (146,276)              (146,276)

Contribution to fund ESOP loan                      894                                            8,033       8,927
                                      ------  ---------     ---------      ------    --------   --------   ---------

Balance at September 30, 1999         $2,319  1,994,763     2,498,721      43,232    (253,482)  (116,383)  4,169,170
                                      ======  =========     =========      ======    ========   ========   =========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                     Consolidated Statements of Cash Flows

                                                                 Six Months Ended
                                                                  September 30,
                                                            ---------------------------
                                                               1999             1998
                                                               ----             ----
                                                                    (unaudited)
Cash flows from operating activities:
  Net income                                                $    61,695          94,051
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                                18,431          13,027
     Amortization of cost of stock benefit plans                  8,927           8,300
     Provision for loan losses                                    3,000           3,000
     Decrease in deferred income                                 (2,761)         (6,018)
     Change in current and deferred income tax                   (7,349)         25,544
     (Increase) decrease in accrued interest receivable           4,991         (29,718)
     Increase in accrued interest payable                        44,359           6,084
     Change in prepaid and accrued items, net                    71,715         694,025
                                                            -----------      ----------

Net cash provided by operating activities                       203,008         808,295
                                                            -----------      ----------

Cash flows from investing activities:
     Proceeds from maturities of investment securities            --            500,000
     Proceeds from repayments of mortgage-backed
       securities                                               239,322         316,830
     Purchase of Federal Home Loan Bank stock                    (5,900)          --
     Disbursements for loans originated or purchased         (1,754,332)     (4,879,898)
     Loan repayments                                          2,874,329       3,456,265
     Participation loans sold                                     --            491,195
     Property and equipment expenditures                       (108,886)        (20,685)
                                                            -----------      ----------

Net cash provided by (for) investing activities               1,244,533        (136,293)
                                                            -----------      ----------

Cash flows from financing activities:
     Deposit account receipts                                 5,851,075       4,520,796
     Deposit account withdrawals                             (5,869,491)     (4,556,126)
     Interest credited to deposit accounts                      558,609         485,306
     Increase in advance payments by borrowers
       for taxes and insurance                                  101,160          95,978
     Purchase of treasury stock                                (146,276)        (24,000)
                                                            -----------      ----------

Net cash provided by financing activities                       495,077         521,954
                                                            -----------      ----------

Increase in cash and cash equivalents                         1,942,618       1,193,956

Cash and cash equivalents at beginning of period              8,139,147       7,177,578
                                                            -----------      ----------

Cash and cash equivalents at end of period                  $10,081,765       8,371,534
                                                            ===========      ==========

Cash paid during the period for:
    Interest                                                $   558,086         621,786
    Income taxes                                                 36,754          24,869
                                                            ===========      ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note A -  Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six month periods ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire year.

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

Note C -  Earnings Per Share
          ------------------

          Earnings per share for the three and six month periods ended September 30, 1999 and 1998 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

          In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), entitled "Accounting for Derivative Instruments in Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133 from years beginning after June 15, 1999 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not believe that adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial condition or results of operations.

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

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                     Management's Discussions and Analysis
                of Financial Condition and Results of Operations


Financial Condition
-------------------

     The assets of West Town Bancorp, Inc. (the "Company") increased approximately $561,000, or 1.81%, for the six month period ended September 30, 1999. This increase was primarily the result of an increase in cash and cash equivalents held by West Town Savings Bank (the "Bank"), resulting from repayments of mortgage-backed securities and loans receivable, and increased deposits during the six month period ended September 30, 1999.

     Net loans receivable decreased $1.1 million, or 5.57%, for the six months ended September 30, 1999. During that period, the Bank originated or purchased approximately $1.8 million in loans which were exceeded by repayments of $2.9 million.

     The Bank experienced an increase in savings deposits for the six month period of approximately $540,000, or 2.04%. It is management's belief that part of the deposit activity for the six months ended September 30, 1999 can be attributed to new deposit products.

     Stockholders' equity decreased approximately $77,000, or 1.82%, for the six month period ended September 30, 1999. This decrease was primarily the result of the amortization of the cost of the Company's stock benefit plans of $9,000, and net income for the six months of $62,000, being more than offset by the purchase of treasury stock at a cost of $146,000. As of September 30, 1999, the book value per common share outstanding was $19.81.

Analysis of Operations
----------------------

     A net profit of $27,000 was recognized for the three months ended September 30, 1999 as compared to a net profit of $51,000 for the same period in 1998. This $24,000 decrease in net income was due primarily to a decrease in net interest income of $26,000, and an increase in non-interest expense of $17,000, partially offset by a decrease in income taxes of $17,000. The Company's net income for the six months ended September 30, 1999 was $62,000 as compared to a net profit of $94,000 for the six months ended September 30, 1998. This $32,000 decrease in net income was due primarily to a $29,000 decrease in net interest income and a $27,000 increase in non-interest expense, partially offset by a $23,000 decrease in income taxes.

     Interest income decreased by $35,000 and $55,000 for the three and six month periods ended September 30, 1999, respectively, as compared to the three and six month periods ended September 30, 1998. This was primarily a result of a decrease in the average yield on interest-earnings assets, partially offset by an increase in the average balance of interest-earning assets. The average yield on average interest-earning assets decreased from 7.37% and 7.30% for the three and six months ended September 30, 1998 to 6.62% and 6.65% for the three and six months ended September 30, 1999. The average balances of interest-earning assets increased from approximately $28.6 million to $29.8 million for the three months ended September 30, 1998 and 1999, respectively, and from $28.5 million to $29.7 million for the six months ended September 30, 1998 and 1999, respectively.

----------------------------------

     Interest expense decreased from $313,000 to $305,000 from the three months ended September 30, 1998 compared to the same period in 1999. For the six months ended September 30, 1998 interest expense was $628,000 as compared to $602,000 for the same six months in 1999. These decreases were attributable to decreases in the average rate paid on interest-bearing liabilities, partially offset by increases in the average balances of interest-bearing liabilities.
The average rate on average interest-bearing liabilities decreased from 4.95% and 4.96% for the three and six months ended September 30, 1998 to 4.55% and 4.53% for the three and six months ended September 30, 1999. The average balances increased approximately $1.4 million and $1.3 million for the three and six months ended September 30, 1999 as compared to the average balances at September 30, 1998, respectively.

     The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $1,500 and $1,500 were made for the three month periods ended September 30, 1999 and 1998 respectively, and provisions of $3,000 and $3,000 were made for the six month periods ended September 30, 1999 and 1998 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

     Non-interest income increased by $1,000 for the three months ended September 30, 1999 as compared to the same period in 1998. Non-interest income increased by $2,000 for the six months ended September 30, 1999 as compared to the same period in 1998. These increases were primarily attributable to increases in loan related fee income.

     Non-interest expense increased from $140,000 to $157,000 from the three months ended September 30, 1998 to the three months ended September 30, 1999. Non-interest expense increased from $282,000 to $309,000 from the six months ended September 30, 1998 to the six months ended September 30, 1999. The increase for the six month period was primarily the result of increases in occupancy and equipment expenses of $27,000 as a result of expenditures for the new branch office and other expenses of $7,000, partially offset by a decrease in data processing expense of $6,000.

     The provision for income taxes decreased $17,000 and $23,000 for the three and six months ended September 30, 1999, respectively, as compared to the same periods in 1998. These decreases were attributable to decreases in pre-tax income in the 1999 periods as compared to the 1998 periods.

                        Liquidity and Capital Resources
                               -----------------

At September 30, 1999, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 31.45% and a short-term liquid asset ratio of 29.33%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At September 30, 1999, the Bank had no outstanding commitments to fund loans, and no commitments to purchase mortgage-backed securities or other investment securities.

The Bank was in compliance with regulatory capital requirements at September 30, 1999. Capital requirements, ratios, and balances are as follows:

                                                                            To Be Well-
                                                                         Capitalized Under
                                                     For Capital         Prompt Corrective
                                 Actual           Adequacy Purposes      Action Provisions
                         ------------------------------------------------------------------
                            Amount    Ratio/1/    Amount    Ratio/1/     Amount    Ratio/1/
                         ------------------------------------------------------------------
     September 30, 1999
     ------------------
     Risk-based          $ 3,352,522   25.14%   $ 1,066,975   8.00%   $ 1,333,719   10.00%
     Core                  3,297,351   10.72        922,776   3.00      1,537,960    5.00

-----------------

     1. Core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

                             Non-Performing Assets
                                ----------------

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

                                         September 30,   March 31,
                                              1999          1999
                                         -------------   ---------
Non-accruing loans:
 One-to-four family....................     $   -          $   -
 Multi-family..........................         -              -
 Commercial real estate................         -              -
 Land and construction.................         -              -
                                            -------        -------
   Total non-performing loans..........         -              -
                                            -------        -------

 Real estate owned.....................         -              -
                                            -------        -------

Total non-performing assets............     $   -          $   -
                                            =======        =======

Total as a percentage of total assets..         -  %           -  %
                                            =======        =======

In addition to the non-performing assets set forth in the table above, as of September 30, 1999, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing the allowance for loan losses.

                         Year 2000 Readiness Disclosure
                                ----------------

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

The Company's Year 2000 plan process began in the summer of 1997. At that time, a Year 2000 plan coordinator was appointed and assessment of mission critical systems began. The Company upgraded much of its computer hardware and software during 1999, in large part to meet the system requirements when it converted to a new data processing system in February 1999. The Company believes that Year 2000 compliance had been achieved for substantially all mission critical applications by the end of the current fiscal year. Further testing occurred during the first, second and third quarters of 1999 and additional testing is expected to occur during the fourth quarter of 1999, with the timing dictated by external vendors. The Company's vendors have been providing updates regarding their progress in assessment, renovation and testing on a regular basis, and the Year 2000 Coordinator periodically presents updates regarding Year 2000 issues to the Board of Directors.

The predominant risk associated with the Year 2000 issue for the Company rests with the functionality of the data processing system. In order to offset the inherent risk with its main data processing system, the Company is researching sites and services offered by vendors which specialize in establishing operations on an emergency basis, as well as preparing other contingency plans. The Company has not identified any customers who present potential risk relative to their compliance with Year 2000 within their own organizations. Loan officers are aware of the Year 2000 issue, and the issue is being addressed with new commercial customers. The Company has a large investment portfolio which carries a potential liquidity risk should the companies handling the investments experience a Year 2000 issue. These companies appear to be well advanced in renovating and testing their systems. The Company outsources its item processing operations to a nationally recognized data processing company. That Company appears to be well advanced with year 2000 compliance efforts. Other vendors also appear to be progressing in their Year 2000 efforts. The most difficult risks for the Company to assess are the risks associated with the utilities offered by gas, electric and telephone companies. Those are risk shared by everyone and cannot be accurately quantified at this time

As indicated above, the Company is researching "hot-site" options to establish emergency operations if necessary because of Year 2000 failure. The Company has generally identified critical requirements for minimum levels of outputs and services and established recovery plans to implement those requirements. The Company is considering increasing its liquidity levels during the last quarter of 1999 in preparation for possible extreme customer reaction to the Year 2000 issue.

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

                    Impact of Inflation and Changing Prices
                               ----------------

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

 Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995
                               ----------------

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

          Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          (a) The Annual Meeting of Stockholders (the "Meeting") of West Town Bancorp, Inc. was held July 14, 1999 at 1:00 PM at the Company's offices located at 4852 West 30th Street, Cicero, Illinois.

          (b) Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities and Exchange Act; there was no solicitation in opposition and all nominees were elected.

          (c)  The following are the results of each matter voted upon at the
               Meeting:


               (i)  The election of Directors:

                                           For    Withheld
                                         -------  --------
                    James J. Kemp Jr.    198,310    5,000

               (ii) The ratification of the appointment of Cobitz, VandenBerg &
                    Fennessy as auditors for the Company for the fiscal year ended March 31, 2000:

                    Votes For:        198,310
                                      -------
                    Votes Against:          0
                                      -------
                    Abstentions:        5,000
                                      -------

Item 5.   OTHER INFORMATION
          -----------------

          Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) Computation of earnings per share (Exhibit 11 filed herewith)

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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



DATE: November 3, 1999


BY:/s/ Dennis B. Kosobucki
   -------------------------------------
   Dennis B. Kosobucki
   Chairman of the Board,
   President and Chief Executive Officer
   (Duly Authorized Representative and
   Principal Executive Officer)



BY:/s/ Jeffrey P. Kosobucki
   -------------------------------------
   Jeffrey P. Kosobucki
   Vice President and Chief Financial Officer
   (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.                                                                PAGE
-----------                                                                ----

    11        Statement regarding Computation of Earnings Per Share         18