Form 10QSB
period 1999-12-31
WEST TOWN BANCORP INC
filed 2000-02-14
CIK 926867

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------


                                  FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999


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

                               Yes    X      No
                                  ---------    ________

     Transitional Small Business Disclosure Format

                             Yes           No    X
                                _______       ---------


     As of February 7, 2000, the issuer had 210,362 shares of Common stock issued and outstanding.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------



Part I.   FINANCIAL INFORMATION                                          PAGE
                                                                         ----


     Item 1. Financial Statements
               Consolidated Statements of Financial Condition
               December 31, 1999 (unaudited) and March 31, 1999            3

               Consolidated Statements of Income, Three and
               Nine Months Ended December 31, 1999 and 1998 (unaudited)    4

               Consolidated Statements of Stockholders' Equity
               Nine Months Ended December 31, 1999 (unaudited)             5

               Consolidated Statements of Cash Flows, Nine
               Months Ended December 31, 1999 and 1998 (unaudited)         6

               Notes to Financial Statements                              7-8

     Item 2. Management's Discussion and Analysis or Plan of
               Operation                                                  9-13



Part II.  OTHER INFORMATION                                               14

          Signatures                                                      15

          Index to Exhibits                                               16

          Earnings Per Share Analysis (Exhibit 11)                        17

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                 Consolidated Statements of Financial Condition

                                                            December 31,   March 31,
                                                           -------------  ----------
                                                               1999          1999
                                                           -------------  ----------
                                                            (unaudited)
Assets
------
Cash and amounts due from depository institutions           $   174,515      244,104
Interest-bearing deposits                                     9,282,092    7,895,043
                                                            -----------   ----------
   Total cash and cash equivalents                            9,456,607    8,139,147
Mortgage-backed securities, held to maturity
  (fair value: December 31, 1999 - $627,600;
  March 31, 1999 - $954,000)                                    619,119      937,938
Loans receivable (net of allowance for
  loan losses: December 31, 1999 - $56,671;
  March 31, 1999 - $52,171)                                  19,383,710   20,109,900
Stock in Federal Home Loan Bank of Chicago                      183,300      177,400
Other investments, available for sale, at fair value            266,250      270,000
Accrued interest receivable                                     143,802      152,450
Office properties and equipment - net                         1,250,789      556,326
Prepaid expenses and other assets                               207,533      640,703
                                                            -----------   ----------

   Total assets                                              31,511,110   30,983,864
                                                            ===========   ==========


Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                     26,882,985   26,429,517
Advance payments by borrowers for taxes and insurance            62,791       41,032
Other liabilities                                               381,813      266,891
                                                            -----------   ----------
   Total liabilities                                         27,327,589   26,737,440
                                                            -----------   ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                    -            -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued and
  210,362 shares outstanding at December 31, 1999 and
  222,603 shares outstanding at March 31, 1999                    2,319        2,319
Additional paid-in capital                                    1,995,574    1,993,869
Retained earnings, substantially restricted                   2,510,075    2,437,026
Accumulated other comprehensive income,
  net of income taxes                                            42,432       44,832
Treasury stock, at cost (21,566 shares at
  December 31, 1999 and 9,325 shares at March 31, 1999)        (254,657)    (107,206)
Common stock acquired by Employee Stock Ownership Plan         (112,222)    (124,416)
                                                            -----------   ----------

   Total stockholders' equity                                 4,183,521    4,246,424
                                                            -----------   ----------

   Total liabilities and stockholders' equity               $31,511,110   30,983,864
                                                            ===========   ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------
                       Consolidated Statements of Income

                                                 Three Months Ended         Nine Months Ended
                                                     December 31,               December 31,
                                              ------------------------    ------------------------
                                                  1999         1998            1999        1998
                                                  ----         ----            ----        ----
                                                     (unaudited)                  (unaudited)
Interest income:
  Loans                                         $354,832       364,989        1,082,139  1,120,663
  Mortgage-backed securities                      11,441        18,764           34,675     65,363
  Investment securities                            2,750         1,537            5,500     10,330
  Interest-bearing deposits                      135,841       104,540          363,270    328,852
  Dividends on FHLB stock                          3,465         2,939            9,410      8,855
                                                --------       -------        ---------  ---------
    Total interest income                        508,329       492,769        1,494,994  1,534,063
                                                --------       -------        ---------  ---------

Interest expense:
  Deposits                                       307,260       309,270          909,705    937,140
                                                --------       -------        ---------  ---------

     Net interest income before
       provision for loan losses                 201,069       183,499          585,289    596,923
Provision for loan losses                          1,500         1,500            4,500      4,500
                                                --------       -------        ---------  ---------
     Net interest income after
      provision for loan losses                  199,569       181,999          580,789    592,423
                                                --------       -------        ---------  ---------

Non-interest income:
  Loan fees and service charges                    1,170         2,513            7,785      6,531
  Rental income                                    1,976         2,430            6,836      7,290
  Deposit related fees and other income            4,841         5,278           14,516     15,950
                                                --------       -------        ---------  ---------
     Total non-interest income                     7,987        10,221           29,137     29,771
                                                --------       -------        ---------  ---------

Non-interest expense:
  Staffing costs                                  99,251        77,017          248,322    227,634
  Advertising                                      4,866         4,038           10,393      9,255
  Occupancy and equipment expense                 35,725        22,710          105,453     65,866
  Data processing                                  9,021        12,320           26,639     35,996
  Federal deposit insurance premiums               3,953         3,677           11,505     11,426
  Legal, audit and examination fees               15,766        11,369           47,476     41,787
  Other                                           28,515        10,976           56,779     32,224
                                                --------       -------        ---------  ---------
     Total non-interest expense                  197,097       142,107          506,567    424,188
                                                --------       -------        ---------  ---------

Income before income taxes                        10,459        50,113          103,359    198,006

Provision for income taxes (benefit)                (895)       16,058           30,310     69,900
                                                --------       -------        ---------  ---------

     Net income                                 $ 11,354        34,055           73,049    128,106
                                                ========       =======        =========  =========

Earnings per share - basic                      $    .06           .16              .36        .61
                                                    ----          ----             ----       ----
Earnings per share - diluted                    $    .06           .16              .35        .60
                                                    ----          ----             ----       ----
Dividends declared per common share             $      -             -                -          -
                                                    ----          ----             ----       ----

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

          Consolidated Statements of Changes in Stockholders' Equity

                      Nine Months Ended December 31, 1999
                                  --------------

                                  (Unaudited)


                                                                        Accumulated              Common
                                               Additional                 Other                  Stock
                                    Common      Paid-In     Retained   Comprehensive  Treasury   Awarded
                                    Stock       Capital     Earnings      Income       Stock     by ESOP    Total
                                  ----------  ----------  -------------  --------  ---------------------  ---------

Balance at March 31, 1999         $   2,319   1,993,869       2,437,026    44,832   (107,206)    (124,416)  4,246,424

Comprehensive income:
Net income                                                       73,049                                        73,049
 Other comprehensive income,
   net of tax:
 Unrealized holding loss
   during the period                                                       (2,400)                             (2,400)
                                                          -------------  --------                          ---------
Total comprehensive income                                       73,049    (2,400)                             70,649
                                                          -------------  --------                          ---------
Purchase of treasury stock
  (12,241 shares)                                                                   (147,451)                (147,451)

Contribution to fund ESOP loan                    1,705                               12,194                   13,899
                                  ---------   ---------   -------------  --------   ---------   ---------   ---------
Balance at December 31, 1999      $   2,319   1,995,574       2,510,075    42,432   (254,657)    (112,222)  4,183,521
                                  =========   =========   =============  ========   =========   =========   =========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                     Consolidated Statement of Cash Flows


                                                                 Nine Months Ended
                                                                    December 31,
                                                            ----------------------------
                                                                  1999       1998
                                                                  ----       ----
                                                                    (unaudited)
Cash flows from operating activities:

  Net income                                                   $    73,049      128,106
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                                   28,403       19,852
     Amortization of cost of stock benefit plans                    13,899       13,241
     Provision for loan losses                                       4,500        4,500
     Decrease in deferred income                                       (65)      (2,285)
     Change in current and deferred income tax                     (26,444)      20,655
     (Increase) decrease in accrued interest receivable              8,648      (42,354)
     Increase (decrease) in accrued interest payable                38,869      (10,493)
     Change in prepaid and accrued items, net                      537,017      111,738
                                                               -----------   ----------

Net cash provided by operating activities                          677,876      242,960
                                                               -----------   ----------

Cash flows from investing activities:
     Proceeds from maturities of investment securities                   -      500,000
     Proceeds from repayments of mortgage-backed securities        318,819      550,115
     Purchase of investment securities, available for sale               -     (100,000)
     Purchase of Federal Home Loan Bank stock                       (5,900)           -
     Disbursements for loans originated or purchased            (3,107,990)  (7,993,809)
     Loan repayments                                             3,401,764    6,865,519
     Participation loans sold                                      427,981      573,284
     Property and equipment expenditures                          (722,866)    (289,985)
                                                               -----------   ----------

Net cash provided by investing activities                          311,808      105,124
                                                               -----------   ----------

Cash flows from financing activities:
     Deposit account receipts                                    8,559,192    6,664,188
     Deposit account withdrawals                                (8,977,565)  (7,152,083)
     Interest credited to deposit accounts                         871,841      718,563
     Increase in advance payments by borrowers
       for taxes and insurance                                      21,759       43,630
     Purchase of treasury stock                                   (147,451)     (24,000)
                                                               -----------   ----------

Net cash provided by financing activities                          327,776      250,298
                                                               -----------   ----------

Increase in cash and cash equivalents                            1,317,460      598,382

Cash and cash equivalents at beginning of period                 8,139,147    7,177,578
                                                               -----------   ----------

Cash and cash equivalents at end of period                     $ 9,456,607    7,775,960
                                                               ===========   ==========

Cash paid during the period for:
    Interest                                                   $   870,836      947,633
    Income taxes                                                    56,754       45,816
                                                               ===========   ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                         Notes to Financial Statements


Note A -  Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine month periods ended December 31, 1999, are not necessarily indicative of the results which may be expected for the entire year.

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

Note C -  Earnings Per Share
          ------------------

          Earnings per share for the three and nine month periods ended December 31, 1999 and 1998 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                     Management's Discussions and Analysis
               of Financial Condition and Results of Operations


Financial Condition
-------------------

     The assets of West Town Bancorp, Inc. (the "Company") increased approximately $527,000, or 1.70%, for the nine month period ended December 31, 1999. This increase was primarily the result of an increase in cash and cash equivalents held by West Town Savings Bank (the "Bank"), resulting from repayments of mortgage-backed securities and loans receivable, and increased deposits during the nine month period ended December 31, 1999.

     Net loans receivable decreased $726,000, or 3.61%, for the nine months ended December 31, 1999. During that period, the Bank originated or purchased approximately $3.1 million in loans which were exceeded by repayments of $3.4 million and participation loans sold of $428,000.

     The Bank experienced an increase in savings deposits for the nine month period of approximately $453,000, or 1.72%. It is management's belief that part of the deposit activity for the nine months ended December 31, 1999 can be attributed to new deposit products.

     Stockholders' equity decreased approximately $63,000, or 1.48%, for the nine month period ended December 31, 1999. This decrease was primarily the result of the amortization of the cost of the Company's stock benefit plans of $14,000, and net income for the nine months of $73,000, being more than offset by the purchase of treasury stock at a cost of $147,000. As of December 31, 1999, the book value per common share outstanding was $19.89.

Analysis of Operations
----------------------

     A net profit of $11,000 was recognized for the three months ended December 31, 1999 as compared to a net profit of $34,000 for the same period in 1998. This $23,000 decrease in net income was due primarily to an increase in non-interest expense of $55,000, partially offset by an increase in net interest income of $17,000 and a decrease in income taxes of $17,000. The Company's net income for the nine months ended December 31, 1999 was $73,000 as compared to a net profit of $128,000 for the nine months ended December 31, 1998. This $55,000 decrease in net income was due primarily to a $12,000 decrease in net interest income and an $82,000 increase in non-interest expense, partially offset by a $39,000 decrease in income taxes.

     Interest income increased by $16,000 for the three month period ended December 31, 1999 compared to the three month period ended December 31, 1998. This was the result of an increase in the average balance of interest-earning assets of $1.0 million, partially offset by a decrease in the average yield on interest-earning assets from 6.84% for the three months ended December 31, 1998 to 6.81% for the three months ended December 31, 1999. Interest income decreased by $39,000 for the nine month period ended December 31, 1999 compared to the nine month period ended December 31, 1998. This was the result of a decrease in the average yield on interest-earning assets from 7.14% for the nine months ended December 31, 1998 to 6.70% for the nine month period ended December 31, 1999, partially offset by an increase in the average balance of interest-earning assets of $1.1 million.

----------------------------------

     Interest expense decreased from $309,000 to $307,000 from the three months ended December 31, 1998 compared to the same period in 1999. For the nine months ended December 31, 1998 interest expense was $937,000 as compared to $910,000 for the same nine months in 1999. These decreases were attributable to decreases in the average rate paid on interest-bearing liabilities, partially offset by increases in the average balances of interest-bearing liabilities.
The average rate on average interest-bearing liabilities decreased from 4.85% and 4.92% for the three and nine months ended December 31, 1998 to 4.58% and 4.55% for the three and nine months ended December 31, 1999. The average balances increased approximately $1.3 million and $1.3 million for the three and nine months ended December 31, 1999 as compared to the average balances at December 31, 1998, respectively.

     The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $1,500 and $1,500 were made for the three month periods ended December 31, 1999 and 1998 respectively, and provisions of $4,500 and $4,500 were made for the nine month periods ended December 31, 1999 and 1998 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

     Non-interest income decreased by $2,000 for the three months ended December 31, 1999 as compared to the same period in 1998. Non-interest income decreased by $1,000 for the nine months ended December 31, 1999 as compared to the same period in 1998. These decreases were primarily attributable to decreases in loan related fee income and rental income.

     Non-interest expense increased from $142,000 to $197,000 from the three months ended December 31, 1998 to the three months ended December 31, 1999. Non-interest expense increased from $424,000 to $507,000 from the nine months ended December 31, 1998 to the nine months ended December 31, 1999. The increase for the nine month period was primarily the result of increases in compensation costs of $21,000, occupancy and equipment expenses of $40,000 as a result of expenditures for the new branch office and other expenses of $25,000, partially offset by a decrease in data processing expense of $9,000.

     The provision for income taxes decreased $17,000 and $39,000 for the three and nine months ended December 31, 1999, respectively, as compared to the same periods in 1998. These decreases were attributable to decreases in pre-tax income in the 1999 periods as compared to the 1998 periods.

                        Liquidity and Capital Resources

At December 31, 1999, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 29.75% and a short-term liquid asset ratio of 25.07%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At December 31, 1999, the Bank had no outstanding commitments to fund loans, and no commitments to purchase mortgage-backed securities or other investment securities.

The Bank was in compliance with regulatory capital requirements at December 31, 1999. Capital requirements, ratios, and balances are as follows:

                                                                                     To Be Well-
                                                                                  Capitalized Under
                                                        For Capital               Prompt Corrective
                                 Actual              Adequacy Purposes            Action Provisions
                         -----------------------------------------------------------------------------
                           Amount       Ratio/1/     Amount      Ratio/1/       Amount      Ratio/1/
                         -----------------------------------------------------------------------------
     December 31, 1999
     -----------------

     Risk-based          $ 3,365,947   24.72%      $ 1,089,492    8.00%        $ 1,361,864    10.00%
     Core                  3,309,276   10.78           908,322    3.00           1,513,870     5.00

________________

          /1/ Core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

                             Non-Performing Assets

The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are placed on non-accrual status when principal and interest are 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Loans are also reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. The following table sets forth the Company's non-performing assets as of the dates indicated.

                                         December 31,   March 31,
                                             1999         1999
                                         ------------   ---------

Non-accruing loans:
 One-to-four family....................    $      -       $   -
 Multi-family..........................           -           -
 Commercial real estate................           -           -
 Land and construction.................           -           -
                                           --------       -----
   Total non-performing loans..........           -           -
                                           --------       -----

 Real estate owned.....................           -           -
                                           --------       -----

Total non-performing assets............    $      -       $   -
                                           ========       =====

Total as a percentage of total assets..           -%          -%
                                           ========       =====

In addition to the non-performing assets set forth in the table above, as of December 31, 1999, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing the allowance for loan losses.

                    Impact of Inflation and Changing Prices

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

                              Recent Developments

     Construction of the Bank's branch office located in North Riverside, Illinois has been completed, and the branch office commenced operations on January 18, 2000.

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

         (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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



DATE:  February 7, 2000



BY: /s/ Dennis B. Kosobucki
    ----------------------------------
    Dennis B. Kosobucki
    Chairman of the Board,
    President and Chief Executive Officer
    (Duly Authorized Representative and
    Principal Executive Officer)



BY: /s/ Jeffrey P. Kosobucki
    ----------------------------------
    Jeffrey P. Kosobucki
    Vice President and Chief Financial Officer
    (Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit No.                                                                 Page
----------                                                                  ----
   11         Statement regarding Computation of Earnings Per Share          17