Form 10-K
period 2000-03-31
WEST TOWN BANCORP INC
filed 2000-06-07
CIK 926867

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended March 31, 2000

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

     As of May 26, 2000 there were issued and outstanding 207,537 shares of the Registrant's common stock which is traded over the counter through the National Daily Quotation System "Pink Sheet" published by the National Quotation Bureau, Inc. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the estimated value of the stock on May 26, 2000 was $2,490,444 (207,537 shares at $12 per share). For purposes of this calculation directors and officers of the Registrant are considered non-affiliates of the Registrant.


                      DOCUMENTS INCORPORATED BY REFERENCE

     The Annual Report to Stockholders for the year ended March 31, 2000 is incorporated by reference into Part II of this Form 10-K.

     The Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

                                     INDEX


PART I                                                                 PAGE
                                                                       ----

Item 1.  Business......................................................   1

Additional Item.  Executive Officers of the Registrant.................  27

Item 2.  Properties....................................................  27

Item 3.  Legal Proceedings.............................................  27

Item 4.  Submission of Matters to a Vote of Security Holders...........  27

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.......................................................  27

Item 6.  Selected Financial Data.......................................  27

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................  27

Item 8.  Financial Statements and Supplementary Data...................  27

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  28

PART III

Item 10. Directors and Executive Officers of the Registrant............  28

Item 11. Executive Compensation........................................  28

Item 12. Security Ownership of Certain Beneficial Owners and
         Management....................................................  28

Item 13. Certain Relationships and Related Transactions................  28

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K......................................................  29

Item 15. SIGNATURES....................................................  30

                                    PART I

Item I. Business.
-----------------

General

     West Town Bancorp, Inc. (also referred to as the "Company") was incorporated under Delaware law on May 6, 1994. On March 1, 1995, the Registrant acquired West Town Savings Bank (the "Bank") as a part of the Bank's conversion from a mutual to a stock state chartered savings bank. The Registrant is a savings bank holding company and is subject to regulation by the Office of the Illinois Commissioner of Banks and Real Estate (the "OBRE"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, the Registrant does not transact any material business other than through the Bank and West Town Insurance Agency, the Bank's wholly-owned subsidiary. The Registrant received conversion proceeds amounting to $1.9 million, of which $944,000 was utilized to acquire all of the capital stock of the Bank. At March 31, 2000, the Company had total assets of $35.0 million and stockholders' equity of $4.2 million (11.9% of total assets).

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

Market Area

     The Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial sources to meet the needs in the community it serves. The Bank's deposit-gathering area is concentrated in the neighborhoods surrounding its offices which are located in the Chicago suburbs of Cicero and North Riverside, in Cook County. The Bank's lending base primarily covers the same area. Management believes that its offices are located in communities that can generally be characterized as stable, residential neighborhoods of predominately one-to-four family residences, mixed with a commercial segment of a diverse group of retail service businesses.

     On January 18, 2000 the Bank commenced operations at its new branch office located at 7820 W. 26th Street, North Riverside, Illinois. The branch office consists of a single story brick building consisting of approximately 4,500 square feet with three drive-up windows and one drive-up ATM unit. The Bank expended approximately $1,451,000 during the fiscal year ended March 31, 2000 for the construction, furnishing and equipping of the new branch office. As of March 31, 2000 the North Riverside branch office attracted deposits of $3,900,000. Management of the Bank has projected that the branch office will experience a net loss, after taxes, estimated at $330,000 for its first two full years of operation.

Lending Activities

     Loan and Mortgage-Backed Securities Portfolio Compositions. The loan portfolio composition consists primarily of conventional fixed-rate, first-mortgage loans secured by one-to-four family residences and, to a lesser extent, multi-family residences. At March 31, 2000, the total loans outstanding were $21.0 million, of which $17.7 million were one-to-four family residential mortgage loans, or 84.2% of the loan portfolio. At that same date, multi-family residential mortgage loans totaled $254,000, or 1.2% of the loan portfolio.

     During the current period, the Bank purchased a $750,000 participating interest in a mortgage loan secured by commercial properties located in the Chicago area. This loan is scheduled to mature in ten years. At March 31, 2000, non-residential mortgage loans totaled $808,381, or 3.8% of the loan portfolio.

     The Bank currently is participating in a $2,000,000 construction loan for the purpose of constructing one-to-four family dwellings in Morton Grove, Illinois. It is anticipated that this project will be completed by September 30, 2000. The Bank is also participating in a construction loan to develop a condominium complex located in Lombard, Illinois. The Bank's total investment in the project approximates $400,000, and is scheduled to be repaid within one year.

     Other loans were $218,000, consisting of loans on deposit accounts and home improvement loans, or 1.0% of total loans. At March 31, 2000, purchased mortgage loans totaled $15.4 million, or 73.5% of the loan portfolio. All purchased mortgage loans were originated in the Chicago metropolitan area.

     The Company and its subsidiaries also invest in mortgage-backed securities. At March 31, 2000, the amortized cost of total mortgage-backed securities aggregated $1,575,000 or 4.5% of total assets, of which 7.2% were backed by adjustable rate mortgage ("ARM") loans and 92.8% were backed by fixed-rate loans. All of the mortgage-backed securities at March 31, 2000 were insured or guaranteed by either the Government National Mortgage Bank ("GNMA"), the Federal National Mortgage Bank ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

     Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1 - Description of Business that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on form 10-K that a number of important factors could cause the Company's actual results in 2000 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation the general economic and business conditions affecting the Company's customers; changes in interest rates; the adequacy of the Bank's allowance for loan losses; competition from, among others, commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, and the United States Government; limited partnership activities; federal and state legislation, regulation and supervision of the Bank and its subsidiaries; the risk of defaults on loans; and contractual, statutory and regulatory restrictions on the Bank's ability to pay dividends to the Company.

     The following table sets forth the composition of the loan portfolio and mortgage-backed securities portfolio of the Company and its subsidiaries in dollar amounts and in percentages of the respective portfolios at the dates indicated. Mortgage-backed securities are shown at amortized cost and not fair value.

                                                                           At March 31,
                             -------------------------------------------------------------------------------------------------------
                                    2000                 1999                 1998                 1997                 1996
                             -------------------    -----------------    -----------------    -----------------    -----------------
                                        Percent              Percent              Percent              Percent              Percent
                               Amount   of Total    Amount   of Total    Amount   of Total    Amount   of Total    Amount   of Total
                             --------   --------    ------   --------    ------   --------    ------   --------    ------   --------
                                                                         (Dollars in Thousands)
Mortgage loans:
One-to-four family           $ 17,678    84.16%     19,249    89.37      17,141    89.20      14,525     85.45     12,183     93.72
Multi-family                      254     1.21         345     1.60         440     2.29         524      3.08        620      4.77
Commercial real estate            808     3.85          67      .31          88      .46          95       .56        138      1.06
Construction                    2,048     9.75       1,674     7.77       1,368     7.12       1,700     10.00          -
                             --------   ------      ------   ------      ------   ------      ------   -------     ------   -------
  Total mortgage loans         20,788    98.97      21,335    99.05      19,037    99.07      16,844     99.09     12,941     99.55
Other loans                       218     1.03         204      .95         180      .93         154       .91         58       .45
                             --------   ------      ------   ------      ------   ------      ------   -------     ------   -------
  Total loans receivable       21,006   100.00%     21,539   100.00      19,217   100.00      16,998    100.00     12,999    100.00
                             --------   ======      ------   ======      ------   ======      ------   =======     ------   =======

Less:
Loans in process                1,236                1,291                  626                1,348                    9
Unearned discounts and
 deferred loan fees                79                   86                   88                   57                   27
Allowance for loan losses          58                   52                   46                   40                   30
Allowance for
 uncollected interest               -                    -                    5                    -                    -
                             --------               ------               ------               ------               ------
Loans receivable, net        $ 19,633               20,110               18,452               15,553               12,933
                             ========               ======               ======               ======               ======


Mortgage-backed securities:
FHLMC                        $     54     3.40%        245    25.84         664    40.46       1,140     45.54      1,490     48.19
FNMA                            1,165    73.27         456    48.12         636    38.76         916     36.60      1,112     35.96
GNMA                              371    23.33         246    26.04         341    20.78         447     17.86        490     15.85
                             --------   ------      ------   ------      ------   ------      ------   -------     ------   -------
  Total mortgage-backed
    securities                  1,590   100.00%        947   100.00       1,641   100.00       2,503    100.00      3,092    100.00
                                        ======               ======               ======               =======              =======
Net premiums (discounts)          (15)                  (9)                  (9)                  (9)                  (6)
                             --------               ------               ------               ------               ------
Net mortgage-backed
 securities                  $  1,575                  938                1,632                2,494                3,086
                             ========               ======               ======               ======               ======

         The following tables set forth the Company and its subsidiaries' loan originations and loan and mortgage-backed securities purchases, sales and principal repayments for periods indicated.

                                                            Year Ended March 31,
                                                  -------------------------------------
                                                      2000         1999         1998
                                                      ----         ----         ----
                                                              (In Thousands)
Mortgage loans (gross):
  At beginning of period                           $ 21,335       19,037       16,844
                                                  ---------     --------     --------

  Mortgage loans originated:
   One-to-four family                                   115          468          202
   Multi-family                                           -            -            -
   Commercial real estate                                 -            -            -
                                                  ---------     --------     --------
     Total mortgage loans originated                    115          468          202
                                                  ---------     --------     --------

  Mortgage loans purchased:
   One-to-four family                                 1,785        7,528        5,976
   Non-residential                                      750            -            -
   Construction                                         400            -            -
                                                  ---------     --------     --------
     Total mortgage loans purchased                   2,935        7,528        5,976
                                                  ---------     --------     --------
     Total mortgage loans originated and
       purchased                                      3,050        7,996        6,178
                                                  ---------     --------     --------

  Participation loans sold                             (707)        (731)      (2,128)
  Transfer of loans to foreclosed real estate             -            -            -
  Principal repayments                               (2,890)      (4,967)      (1,857)
                                                  ---------     --------     --------
  At end of period                                 $ 20,788       21,335       19,037
                                                  =========     ========     ========

Other loans (gross):
  At beginning of period                           $    204          180           58

   Other loans originated                               108          192          271
   Principal repayments                                 (94)        (168)        (175)
                                                  ---------     --------     --------
  At end of period                                 $    218          204          154
                                                  =========     ========     ========

Mortgage-backed securities (gross):
  At beginning of period                           $    947        1,641        3,092

   Mortgage-backed securities purchased               1,000            -            -
   Mortgage-backed securities sold                        -            -            -
   Amortization and repayments                         (357)        (694)        (589)
                                                  ---------     --------     --------
  At end of period                                 $  1,590          947        2,503
                                                  =========     ========     ========

     Loan Maturity and Repricing. The following table shows the maturity or period to repricing of the Company and its subsidiaries' loan and mortgage-backed securities portfolios at March 31, 2000. Mortgage-backed securities are shown at amortized cost, not fair value, and consist of loans with adjustable rates and fixed rates. Information for a presentation of such adjustable rate loans based on contractual terms to maturity is unavailable and therefore such loans are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans and mortgage-backed securities totaled $4.8 million, $8.1 million and $6.9 million for the years ended March 31, 2000, 1999 and 1998, respectively.

                                                                             At March 31, 2000
                                       -------------------------------------------------------------------------------------------
                                                                                                                 Totals
                                                                                                  --------------------------------
                                        One-to-                                                      Total      Mortgage-
                                        Four      Multi-    Commercial                   Other       Loans       Backed
                                        Family    Family    Real Estate   Construction   Loans    Receivable   Securities    Total
                                       --------   ------    -----------   ------------   -----    ----------   ----------    -----
                                                                               (In Thousands)
Amounts due:
  Within one year                      $  2,116        3           -          2,048         26       4,193          530       4,723
                                       --------    -----     -------       --------      -----    --------     --------    --------
  After one year:
    One to three years                      748      136           -              -         42         926            1         927
    Three to five years                   2,249       11         746              -         54       3,060            4       3,064
    Five to ten years                     5,843      104          62              -         38       6,047           55       6,102
    Ten to twenty years                   1,485        -           -              -         58       1,543            -       1,543
    Over twenty years                     5,237        -           -              -          -       5,237        1,000       6,237
                                       --------    -----     -------       --------      -----    --------     --------    --------
      Total due or repricing
        after one year                   15,562      251         808              -        192      16,813        1,060      17,873
                                       --------    -----     -------       --------      -----    --------     --------    --------
      Total amount due or repricing    $ 17,678      254         808          2,048        218      21,006        1,590      22,596
                                       ========    =====     =======       ========      =====
Less:
  Loans in process                                                                                  (1,236)           -      (1,236)
  Unearned discounts, premiums, and
    deferred loan fees, net                                                                            (79)         (15)        (94)
  Allowance for loan losses                                                                            (58)           -         (58)
  Allowance for uncollected interest                                                                     -            -           -
                                                                                                  --------     --------    --------
     Loans receivable and mortgage-
      backed securities, net                                                                      $ 19,633        1,575      21,208
                                                                                                  ========     ========    ========

         The following table sets forth at March 31, 2000, the dollar amount of all loans and mortgage-backed securities due or repricing after March 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

                                                  Due or Repricing after
                                                      March 31, 2001
                                           ----------------------------------
                                              Fixed      Adjustable     Total
                                              -----      ----------     -----
                                                       (In Thousands)

Mortgage loans:
   One-to-four family                      $ 15,562            -       15,562
   Other                                        313          746        1,059
Other loans                                     192            -          192
                                           --------       ------     --------
Total loans receivable                       16,067          746       16,813
Mortgage-backed securities                    1,060            -        1,060
                                           --------       ------     --------
Total loans receivable and
 mortgage-backed securities                $ 17,127          746       17,873
                                           ========       ======     ========

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

     The Bank also purchases pools of one-to-four family mortgage loans from area lenders. These purchased loans are subject to the Bank's underwriting standards. Interest rates on a substantial portion of these loans adjust annually. Purchased loans totaled $15.4 million at March 31, 2000, representing 73.5% of the loan portfolio. Adjustable rate pools totaled $2.0 million, with fixed rate pools totaling $13.4 million at March 31, 2000.

     Multi-Family Lending. In the Chicago metropolitan area, the Bank originates fixed-rate multi-family loans with terms of 15 to 20 years. These loans are amortized over the term of the loan. These loans are generally made in amounts up to 75% of the appraised value of the secured property. Most of the Bank's multi-family loans are not owner-occupied. In making such loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending experience with the borrower. The Bank also receives a personal guarantee from the borrower. An origination fee of 1% to 2% is usually charged on such loans. The largest multi-family loan at March 31, 2000 is in the Bank's primary market area and had an outstanding balance of $104,000. This loan is secured by a six-unit apartment building located in the Chicago metropolitan area.

     Commercial Real Estate Lending. All of the Bank's commercial real estate loans are secured by improved property such as office buildings, retail store buildings, and other small businesses, all of which are located in the Chicago metropolitan area. The largest commercial real estate loan at March 31, 2000, was a $746,000 participation loan on five commercial properties. The underwriting criteria for commercial real estate is similar to the criteria for multi-family residential properties, except that loans on commercial real estate are not made in excess of 70% of the appraised value.

     Construction Lending. The Bank currently is participating in a $2,000,000 construction loan for the purpose of constructing single family residences in Morton Grove, Illinois. It is anticipated that this project will be completed by September 30, 2000. The Bank is also participating in a construction loan to develop a condominium complex located in Lombard, Illinois. The Bank's investment in this project approximates $400,000, and is scheduled to be repaid within one year.

     Other Lending. The Bank also offers home improvement loans, secured by second mortgages on collateralized single-family residences. Other loans also include loans made to depositors and are collaterized by the related deposit accounts. Home improvement and loans against deposit accounts comprised only 1.03% of the Bank's total loans receivable at March 31, 2000.

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

     Mortgage-Backed Securities. The Company and its subsidiaries have investments in mortgage-backed securities and have, at times, utilized such investments to complement its mortgage lending activities. During the year ended March 31, 2000, the Company and its subsidiaries purchased $1,000,000 in mortgage-backed securities. At March 31, 2000, the amortized cost of mortgage-backed securities totaled $1,575,000, or 4.51% of total assets, of which all were designated as held to maturity and are carried at amortized cost. The fair value of such securities totaled approximately $1,590,600 at March 31, 2000.
See Note 2 to the Consolidated Financial Statements in the 2000 Annual Report to Stockholders. At March 31, 2000, the Company and its subsidiaries' entire mortgage-backed securities portfolio was directly insured by the GNMA, the FNMA or the FHLMC.

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

     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value at the date of acquisition and any write-down resulting therefrom is charged to the allowance for losses on loans. All incidental costs, such as insurance and real estate taxes, incurred in maintaining the Bank's lien on the collateral property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. The Bank had no foreclosed real estate owned on its books at March 31, 2000.

     Delinquent Loans. At March 31, 2000, 1999 and 1998, delinquencies in the Bank's loan portfolio were as follows:


                                                At March 31, 2000
                                   ----------------------------------------
                                       60-89 Days         90 Days or More
                                   ------------------    ------------------
                                   Number   Principal    Number   Principal
                                     of     Balance       of      Balance
                                   Loans    of Loans     Loans    of Loans
                                   ------  ----------    ------   ---------
                                                (In Thousands)
One-to-four family                      2       $ 34           -    $   -
Multi-family                            -          -           -        -
Commercial real estate                  -          -           -        -
Land and Construction                   -          -           -        -
                                   ------    -------     -------    -----
  Total loans                           2       $ 34           -    $   -
                                   ======    =======     =======    =====

Delinquent loans to total loans                  .16%                   - %
                                             =======                =====



                                                At March 31, 2000
                                   ----------------------------------------
                                       60-89 Days         90 Days or More
                                   ------------------    ------------------
                                   Number   Principal    Number   Principal
                                     of     Balance       of      Balance
                                   Loans    of Loans     Loans    of Loans
                                   ------  ----------    ------   --------
                                                (In Thousands)
One-to-four family                     -    $      -           -  $    -
Multi-family                           -           -           -       -
Commercial real estate                 -           -           -       -
Land and Construction                  -           -           -       -
                                   -----   ---------     -------   -----
  Total loans                          -    $      -           -  $    -
                                   =====   =========     =======   =====

Delinquent loans to total loans                    - %                 - %
                                           =========               =====


                                                At March 31, 2000
                                   ----------------------------------------
                                       60-89 Days         90 Days or More
                                   ------------------    ------------------
                                   Number   Principal    Number   Principal
                                     of     Balance       of      Balance
                                   Loans    of Loans     Loans    of Loans
                                   ------  ----------    ------   ---------
                                                (In Thousands)
One-to-four family                      1        $102          1        $ 96
Multi-family                            -           -          -           -
Commercial real estate                  -           -          -           -
Land and Construction                   -           -          -           -
                                   ------     -------     ------     -------
  Total loans                           1        $102          1        $ 96
                                   ======     =======     ======     =======

Delinquent loans to total loans                   .53%                   .50%
                                              =======                =======

     Non-performing Assets. The following table sets forth information regarding loans which are 90 days or more delinquent. The Bank continues accruing interest on delinquent loans 90 days or more past due, but reserves 100% of the interest due on such loans, thus effecting a non-accrual status. At March 31, 2000 there were no other known problem assets except as described above or as included in the table below.


                                                    At March 31,
                                        -----------------------------------
                                        2000   1999    1998    1997    1996
                                        ----   ----    ----    ----    ----
                                                   (In Thousands)

Non-accrual delinquent mortgage loans  $   -      -      96       -       -

Total real estate owned, net of
 related allowance for losses              -      -       -       -     212
                                        ----   ----    ----    ----    ----



 Total non-performing assets           $   -      -      96       -     212
                                        ====   ====    ====    ====    ====



Non-performing loans to total loans        - %    -     .50       -       -

Total non-performing assets to total
 assets                                    - %    -     .33       -     .84


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

     The following table sets forth the Bank's allowance for loan losses at the dates indicated.


                                                At March 31,
                                     --------------------------------
                                     2000   1999   1998   1997   1996
                                     ----   ----   ----   ----   ----
                                                (In Thousands)

Balance at beginning of period       $ 52     46     40     30     15
Provision for loan losses               6      6      6     10     15
Allowance transferred from (to)
  real estate owned                     -      -      -      -      -
                                     ----   ----  -----   ----  -----
Balance at end of year               $ 58     52     46     40     30
                                     ====   ====  =====   ====  =====

Ratio of allowance for loan losses
  to net loans receivable at the
  end of period                       .30%   .26    .25    .26    .23

Ratio of allowance for loan losses
  to total non-performing assets at
  the end of period                   N/A    N/A  48.05    N/A  14.15

Ratio of allowance for loan losses
  to non-performing loans at the end
  of the period                       N/A    N/A  48.05    N/A    N/A

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

                                                          March 31,
                     ------------------------------------------------------------------------------
                                    2000                                        1999
                     ------------------------------------        ----------------------------------
                                                 Percent                                   Percent
                                                 of Loans                                  of Loans
                                     Loan        in Each                        Loan       in Each
                     Amount of      Amounts      Category        Amount of     Amounts     Category
                     Loan Loss        by         To Total        Loan Loss       by        To Total
                     Allowance      Category      Loans          Allowance     Category     Loans
                     ------------------------------------        ----------------------------------
                                                  (Dollars in Thousands)

One-to-four family     $  18      $  17,678        84.16%            20        19,249       89.37

Multi-family               1            254         1.21              1           345        1.60

Commercial real
 estate                    2            808         3.85              1            67         .31

Construction               5          2,048         9.75              5         1,674        7.77

Other                      1            218         1.03              1           204         .95

Unallocated               31             --           --             24            --          --
                          --         ------       ------             --        ------      ------
    Total              $  58      $  21,006       100.00%            52        21,539      100.00
                          ==         ======       ======             ==        ======      ======

                                                                         March 31,
                    ---------------------------------------------------------------------------------------------------------------
                                   1998                                    1997                                 1996
                    ---------------------------------------------------------------------------------------------------------------
                                              Percent                                Percent                               Percent
                                              of Loans                               of Loans                              of Loans
                                   Loan       in Each                     Loan       in Each                    Loan       in Each
                     Amount of    Amounts     Category      Amount of    Amounts     Category     Amount of    Amounts     Category
                     Loan Loss      by        To Total      Loan Loss      by        To Total     Loan Loss      by        To Total
                     Allowance    Category     Loans        Allowance    Category     Loans       Allowance    Category     Loans
                    ----------------------------------      ---------------------------------     ---------------------------------
                    (Dollars in Thousands)
One-to-four family      17         17,141      89.20           14         14,525      85.45           13        12,183       93.72

Multi-family             2            440       2.29            3            524       3.08            2           620        4.77

Commercial real
 estate                  1             88        .46            1             95        .56            1           138        1.06

Construction             4          1,368       7.12            5          1,700      10.00           --            --          --

Other                    1            180        .93            1            154        .91            1            58         .45

Unallocated             21             --         --           16             --         --           13            --          --
                        --         ------     ------           --         ------     ------           --        ------      ------
    Total               46         19,217     100.00           40         16,998     100.00           30        12,999      100.00
                        ==         ======     ======           ==         ======     ======           ==        ======      ======

Investment Activities

         The investment policy of the Company and its subsidiaries, which is established by the Board of Directors and implemented by the Asset/Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. State chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements and loans on federal funds. Subject to various restrictions, state chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. At March 31, 2000, the Company and its subsidiaries had investment securities in the aggregate amount of $435,000. The investment portfolio, except for FHLB stock, is classified as available for sale.

         The following table sets forth certain information regarding the book value of the Company and its subsidiaries' investment securities portfolio at the dates indicated.

                                                   At March 31,
                                         --------------------------------
                                          2000         1999         1998
                                          ----         ----         ----
                                                  (In Thousands)

Interest-bearing deposits:
  Certificates of deposit              $  7,395        4,298        4,447
  FHLB daily investment                   3,372        3,485        2,321
  Other                                      63          112          107
                                         ------        -----        -----
   Total interest-bearing deposits     $ 10,830        7,895        6,875
                                         ======        =====        =====

Investment securities:
  U.S. Government securities
   and obligations                      $     -           -           500
  FHLB-Chicago stock                        186          177          177
  Corporate equity investments (1)          170          170          100
  Corporate debt securities (1)              79          100            -
                                         ------        -----        -----
   Total investment securities          $   435          447          777
                                         ======        =====        =====


___________________
(1) For a complete description, see Note 4 to the "Notes to Consolidated Financial Statements" in the 2000 Annual Report to Stockholders.

     The table below sets forth certain information regarding the carrying value, weighted average yield and maturities of the Company and its subsidiaries' investment securities at March 31, 2000.

                                                                       At March 31, 2000
                               ------------------------------------------------------------------------------------------------
                                   One Year or Less      One to Five Years              Total Investment Securities
                               --------------------      -----------------      -----------------------------------------------
                                                                                 Average
                                            Weighted               Weighted     Remaining             Approximate   Weighted
                                 Carrying    Average    Carrying    Average     Years to    Carrying     Market      Average
                                  Value       Yield      Value       Yield      Maturity     Value       Value        Yield
                                ---------   --------    --------   --------     ---------   --------  -----------   -----------
                                                                (Dollars in Thousands)
FHLB-Chicago stock               $  186        7.00%         -           -          -           186         186        7.00

Corporate equity investments        100         N/A          -           -          -           170         170         N/A

Corporate debt securities             -           -        100       11.00          3            79          79       11.00
                                   ----        ----        ---       -----         ---          ---         ---       -----
  Total                          $  286        7.00%       100       11.00          3           435         435        5.52
                                   ====        ====        ===       =====         ===          ===         ===       =====

Sources of Funds

     General. Deposits, repayments on loans and mortgage-backed securities and stockholders' equity are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

     Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook savings, demand deposits, money market accounts, and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank's deposits are obtained primarily from the area in which its offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank use brokers to obtain deposits. Management constantly monitors the Bank's deposit accounts and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity.

     The following table presents the deposit activity of the Bank for the periods indicated.

                                      Year Ended March 31,
                               --------------------------------
                                2000         1999         1998
                                ----         ----         ----
                                         (In Thousands)

Deposits                        $ 15,562       8,712      11,431
Withdrawals                      (12,764)     (8,522)     (9,752)
                                --------      ------      ------
Net deposits                       2,798         190       1,679
Interest credited on deposits      1,230         976         769
                                --------      ------      ------
  Total increase in deposits    $  4,028       1,166       2,448
                                ========      ======      ======


     At March 31, 2000, the Bank had outstanding $6.5 million in deposit accounts in amounts of $100,000 or more maturing as follows:

        Maturity Period                                Amount
        ---------------                                ------
                                                    (In Thousands)

        Three months or less                           $ 3,455
        Over three through six months                      482
        Over six through twelve months                   1,701
        Over twelve months                                 861
                                                         -----
            Total                                      $ 6,499
                                                         =====

         The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average interest rates on deposits presented.

                                                     At March 31,
                                ------------------------------------------------------
                                      2000               1999               1998
                                ----------------   ----------------   ----------------
                                        Percent            Percent            Percent
                                        of Total           of Total           of Total
                                Amount  Deposits   Amount  Deposits   Amount  Deposits
                                ------  --------   ------  --------   ------  --------
                                                 (Dollars in Thousands)

Passbook accounts             $  5,743    18.85%    6,122    23.16     6,317    25.00
                                ------   ------     -----    -----    ------    -----
Demand deposit accounts            517     1.70       117      .44        55      .22
                                ------   ------     -----    -----    ------    -----
Money market accounts            1,017     3.34         -        -         -        -
                                ------   ------     -----    -----    ------    -----
Certificate accounts
  Ninety-one day                   253      .83       199      .75       120      .47
  Six to twelve months           1,842     6.05     2,274     8.61     1,763     6.98
  Twelve to eighteen months     15,639    51.34    12,875    48.71     5,432    21.50
  Eighteen to thirty months      1,633     5.36       978     3.70       991     3.92
  Thirty to sixty months           748     2.46       837     3.17       712     2.82
  Sixty months                     179      .59       332     1.26     7,450    29.49
  IRA and Keogh                  2,792     9.17     2,601     9.84     2,420     9.58
  Other                             95      .31        95      .36         4      .02
                                ------   ------    ------    -----   -------    -----
    Total                       23,181    76.11    20,191    76.40    18,892    74.78
                                ------   ------    ------    -----   -------    -----

Total deposits                $ 30,458   100.00%   26,430   100.00    25,264   100.00
                                ======   ======    ======   ======    ======   ======
Weighted average rate                      4.97%              4.62%              4.97%
                                           ====               ====              =====

         The following table presents, by various rate categories, the amount of certificate accounts outstanding at March 31, 2000, 1999, and 1998 and the periods to maturity of the certificate accounts outstanding at March 31, 2000.


                                                             Period to Maturity
                                                             from March 31, 2000
                                                       -----------------------------
                                At March 31,            Within      One to
                       ----------------------------
                          2000      1999      1998     One Year  Five Years(1)  Total
                       -------      ----      ----     --------  -------------  -----
                                                (In Thousands)
Certificate accounts:
   4.99% or less       $  3,655     4,100       540      2,914        741       3,655
   5.00% to 5.99%        10,261    15,090     7,928      9,833        428      10,261
   6.00% to 6.99%         9,265     1,001    10,424      3,939      5,326       9,265
                         ------    ------    ------     ------      -----      ------
    Total              $ 23,181    20,191    18,892     16,686      6,495      23,181
                         ======    ======    ======     ======      =====      ======

________________________
(1) The Bank does not offer certificate accounts with a period to maturity exceeding five years.

Borrowings

     Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Chicago to supplement its supply of lendable funds, although the Bank has not generally utilized this funding source. Advances from the FHLB of Chicago would typically be secured by a pledge of the Bank's stock in the FHLB of Chicago and a portion of the Bank's first mortgage loans and certain other assets. At March 31, 2000 and 1999, the Bank had no advances outstanding from the FHLB of Chicago or borrowings of any kind.

     In connection with the conversion, the ESOP purchased 8% of the Common Stock issued in the Conversion (17,755 shares). Such purchase was funded by the Company thru a 10-year loan to the ESOP in the amount of $177,550. The Bank is making annual contributions to the ESOP to enable the ESOP to pay principal and interest.

Subsidiary Activities

     OBRE regulations permit a state-chartered savings bank to invest up to 10% of its assets in the capital stock, paid-in surplus and unsecured obligations of subsidiary corporations or service corporations. As of March 31, 2000, the Bank was authorized to invest approximately $3,416,000 in the capital stock and other securities of service corporation subsidiaries. As of that date, the Bank had an equity investment of $4,385 in its wholly-owned service corporation, West Town Insurance Agency, Inc. This company is a full-service licensed insurance agency.

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

Personnel

     As of March 31, 2000, the Bank had 11 full-time employees and 2 part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be excellent.

Year 2000 Compliance

     The Company's Year 2000 Readiness Plan proved successful in that no problems were experienced with the data processing systems, security systems and other systems and operations which were Year 2000 dependent. During the fiscal year ended March 31, 2000, the Company, on a consolidated basis, expended approximately $7,000 related to the Year 2000 readiness and contingency matters. The Company will continue to monitor the Year 2000 issue in accordance with its contingency plan.

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

Qualified Thrift Lender Test

     The regulations require that any savings bank holding company that controls a savings institution that fails the qualified thrift lender test, as explained under "Regulation of West Town Savings Bank - Qualified Thrift Lender Test", must, within one year after the date on which the institution ceases to be a qualified thrift lender, register as and be deemed a bank holding company subject to all applicable laws and regulations.

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

The Effects of FDICIA

     In December, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. FDICIA provides for, among other things, the recapitalization of the Bank Insurance Fund; enhanced federal supervision of depository institutions, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions; the adoption of safety and soundness standards by the federal banking regulators, on matters such as loan underwriting and documentation, interest rate risk exposure and compensation and other employee benefits; the establishment of risk-based deposit insurance premiums; liberalization of the qualified thrift lender test; greater restrictions of the qualified thrift lender test; greater restrictions on transactions with affiliates; and mandated consumer protection disclosures with respect to deposit accounts. See "-Insurance of Accounts and Regulation by the FDIC," "-Regulatory Capital Requirements" and "-Qualified Thrift Lender Test".

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

     While the Bank is no longer required to be a member since its conversion to a state-chartered savings bank in 1995, the Bank has chosen to remain a member. Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Chicago. At March 31, 2000, the Bank had no advances from the FHLB of Chicago. See "Sources of Funds - Borrowings".

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

     As of March 31, 2000, the Bank was in compliance with the QTL test with a QTL ratio of 64.55%.

Capital Requirements

     Under OBRE regulations, a savings bank must satisfy two minimum capital requirements: core capital and risk-based capital. Savings banks must meet both of the standards in order to comply with the capital requirements.

     The minimum core capital requirement is three percent of adjusted total assets (the "leverage limit" requirement). Core capital is defined to include common stockholders' equity, non-cumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any unidentifiable intangible assets (other than purchased mortgage servicing rights); (ii) the amount by which purchased mortgage servicing rights exceed the lower of 90% of determinable fair market value, 90% of original costs, or current amortized book value; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries", which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities.

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

     At March 31, 2000 and 1999, the Bank met all of its capital requirements. See Note 13 to the Consolidated Financial Statements in the 2000 Annual Report to Stockholders.

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

Investment Rules, Loans to One Borrower, and Aggregate Loan Limits

     Under OBRE regulations, the permissible amount of loans-to-one borrower for state-chartered savings banks is 20% of its unimpaired capital and surplus (25% if the security for such a loan has a "readily ascertainable" value or 30% for certain residential development loans) or $500,000. At March 31, 2000, the lending limitations, in essence, imposed a $659,000 limit on the Bank's loans-to-one borrower.

     Savings banks and their subsidiaries may not acquire or retain investments in corporate debt securities that, at the time of acquisition, were not rated in one of the four highest rating categories by at least one nationally recognized rating organization. At March 31, 2000, the Bank did not have any corporate debt securities below investment grade.

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

     Section 22(h) also requires that all such insider loans or extensions of credit be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of repayment or present other unfavorable features. Additionally, with certain exceptions,
Section 22(h) prohibits a member bank from paying an overdraft on an account at such bank of an executive officer or director. At March 31, 2000, the Bank was in compliance with restrictions on loans to insiders.

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

     The FDIC or the OBRE may determine that the continuation by a savings bank of its ownership control, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness, or stability of the bank or is inconsistent with sound banking practices or with the purposes of the FDIC Act. Based upon that determination, the FDIC or the OBRE has the authority to order the savings bank to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly. At March 31, 2000, the Bank had West Town Insurance Agency as a wholly-owned subsidiary.

Brokered Deposits

     FIRREA states that no insured depository institution that fails to meet the applicable minimum capital requirement may accept funds obtained directly or indirectly by or through a deposit broker for deposit into one or more deposit accounts. The FDIC is authorized to waive this prohibition on a case-by-case basis, but only upon finding that such use of brokered deposits does not constitute an unsafe or unsound practice. At March 31, 2000, the Bank had no brokered deposits.

Investment Portfolio Policy

     Under OBRE regulations, savings banks are required to adopt and maintain an investment policy which demonstrates the exercise of prudence in making investment decisions. Per regulations and generally accepted accounting principles, a financial institution is required to classify its securities into one of three categories: securities purchased or held to maturity, securities available for sale, and securities held for trading. Securities held in the investment portfolio may be carried at amortized cost if the bank has documented the intent and ability to hold the securities until maturity. Those being held for sale or trading are to be carried at fair value. All of the Bank's mortgage-backed securities are classified as held to maturity, since the Bank had both the intent and ability to hold these mortgage-backed securities to maturity, in accordance with Statement of Financial Accounting Standards 115. The Bank's investments in corporate equity and debt securities are classified as available for sale, and are recorded at their current fair values. See "Notes to Consolidated Financial Statements #1 - Accounting Policies - Investment Securities" in the Annual Report.

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

                          FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's addition to its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. For its taxable year ending March 31, 2000, the Company was subject to a federal income tax rate of 15%.

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

     Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Company and its subsidiaries were not subject to this tax for the year ended March 31, 2000.

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

Additional Item.  Executive Officers of the Registrant.
-------------------------------------------------------

     The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

                                  Age at      Position with the Company and Bank
Name                             03/31/00     and Past Five Years Experience
----                             --------     ----------------------------------

Jeffrey P. Kosobucki                34        Chief Financial Officer of the
                                              Company. Vice President and Chief
                                              Financial Officer of the Bank.

Item 2.  Properties.
--------------------

     The Company is located and conducts its business at the Bank's main office located in Cicero, located at 4852 West 30th Street, Cicero, Illinois. The Bank also maintains a branch office located 7820 W. 26th Street, North Riverside, Illinois. See Note 6 to the Notes to Consolidated Financial Statements for the net book value of the Bank's premises and equipment.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

     Information relating to the market for the Registrant's common equity and related stockholder matters appears in the Registrant's 2000 Annual Report to Stockholders on Page 27 and is incorporated herein by reference. On May 26, 2000, the Company had 84 registered shareholders.

Item 6.  Selected Financial Data.
---------------------------------

     The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 2000 Annual Report to Stockholders on Pages 9 through 11 and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2000 Annual Report to Stockholders on Pages 12 through 27 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

     The Consolidated Financial Statements of West Town Bancorp, Inc. and its subsidiaries, together with the report thereon by Cobitz, VandenBerg & Fennessy appear in the Registrant's 2000 Annual Report to Stockholders on Pages F-1 through F-24 and are incorporated herein by reference.

Item 9.  Change in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

     None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 12, 2000, on Pages 3 through 6. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G.


Item 11.  Executive Compensation.
---------------------------------

     The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 12, 2000, on Pages 6 through 9.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 12, 2000, on Pages 2 through 4.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 12, 2000, on Page 13.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

1.   Independent Auditors' Report*

2.   All Financial Statements*

     (a)  Consolidated Statements of Condition as of March 31, 2000 and 1999.

     (b) Consolidated Statements of Income for the Years Ended March 31, 2000, 1999 and 1998.

     (c) Consolidated Statements of Stockholders' Equity for Years Ended March 31, 2000, 1999 and 1998.

     (d) Consolidated Statements of Cash Flows for the Years Ended March 31, 2000, 1999 and 1998.

     (e)  Notes to Consolidated Financial Statements


     All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.   Exhibits

     (3)(a) Certificate of Incorporation of West Town Bancorp, Inc.**

     (3)(b) Bylaws of West Town Bancorp, Inc.**

     13     2000 Annual Report to Stockholders

     22     Subsidiaries of the Registrant

     24     Consent of Independent Auditors

     * Incorporated by reference to the Annual Report to Stockholders for the fiscal year ended March 31, 2000, attached as an exhibit hereto.

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

                                    WEST TOWN BANCORP, INC.



                                    By:  /s/ Dennis B. Kosobucki
                                         -------------------------------------
                                         Dennis B. Kosobucki
DATED:   June 7, 2000                    Chairman of the Board,
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Name                 Title                               Date
         ----                 -----                               ----


/s/ Dennis B. Kosobucki       Chairman of the Board               June 7, 2000
--------------------------
Dennis B. Kosobucki           President, Chief Executive Officer
                              (Principal Executive Officer)

/s/ Jeffrey P. Kosobucki      Vice President and Chief            June 7, 2000
--------------------------
Jeffrey P. Kosobucki          Financial Officer
                              (Principal Financial Officer
                              and Principal Accounting Officer)


/s/ Edward J. Hradecky        Director                            June 7, 2000
--------------------------
Edward J. Hradecky


/s/ John A. Storcel           Director                            June 7, 2000
--------------------------
John A. Storcel


/s/ James Kucharczyk          Director                            June 7, 2000
--------------------------
James Kucharczyk


/s/ James J. Kemp, Jr.        Director                            June 7, 2000
--------------------------
James J. Kemp, Jr.

                         Cobitz, Vandenberg & Fennessy
                         CERTIFIED PUBLIC ACCOUNTANTS
                      9944 SOUTH ROBERTS ROAD - SUITE 202
                          PALOS HILLS, ILLINOIS 60465

                      (708) 430-4106 - Fax (708) 430-4499


                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
West Town Bancorp, Inc.
Cicero, Illinois

     We have audited the consolidated statements of financial condition of West Town Bancorp, Inc. and subsidiaries as of March 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Town Bancorp, Inc. and subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ending March 31, 2000, in conformity with generally accepted accounting principles.


                                    /s/ Cobitz, Vandenberg & Fennessy

May 2, 2000
Palos Hills, Illinois