Form 10QSB
period 2000-06-30
WEST TOWN BANCORP INC
filed 2000-08-10
CIK 926867

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                  FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000


                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________



                            WEST TOWN BANCORP, INC.
                            -----------------------
       (Exact name of small business issuer as specified in its charter)


       United States                                         36-3785272
       -------------                                         ----------
(State or other jurisdiction                               I.R.S. Employer
    of incorporation or                                    Identification
       organization)                                           Number



4852 WEST 30TH STREET, CICERO, ILLINOIS                           60804
---------------------------------------                           -----
(Address of Principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code:               (708) 652-2000
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

           Yes_________  No    X
                           ---------

     As of August 7, 2000, the issuer had 207,537 shares of common stock issued and outstanding; see accompanying notes.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

Part I.  FINANCIAL INFORMATION                                                  PAGE
                                                                                ----
     Item 1.  Financial Statements
        Consolidated Statements of Financial Condition
        June 30, 2000 (unaudited) and March 31, 2000                              3

        Consolidated Statements of Income, Three
        Months Ended June 30, 2000 and 1999 (unaudited)                           4

        Consolidated Statements of Stockholders' Equity,
        Three Months Ended June 30, 2000 (unaudited)                              5

        Consolidated Statements of Cash Flows, Three
        Months Ended June 30, 2000 and 1999 (unaudited)                           6

        Notes to Consolidated Financial Statements                               7-8

     Item 2.  Management's Discussion and Analysis or Plan of Operation          9-13


Part II.  OTHER INFORMATION                                                       14

          Signatures                                                              15

          Index to Exhibits                                                       16

          Earnings per Share Analysis (Exhibit 11)                                17

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                Consolidated Statements of Financial Condition

                                                          June 30,     March 31,
                                                        ------------  ----------
                                                            2000         2000
                                                            ----         ----
Assets                                                  (unaudited)
------
Cash and amounts due from depository institutions       $   293,348      340,342
Interest-bearing deposits                                 8,996,665   10,829,567
                                                        -----------   ----------
   Total cash and cash equivalents                        9,290,013   11,169,909
Mortgage-backed securities, held to maturity
  (fair value:  June 30, 2000 - $3,528,000;
  March 31, 2000 - $1,590,600)                            3,520,139    1,575,557
Loans receivable (net of allowance for
  loan losses:  June 30, 2000 - $59,671;
  March 31, 2000 - $58,171)                              23,587,727   19,632,826
Stock in Federal Home Loan Bank of Chicago                  186,400      186,400
Other investments, available for sale, at fair value        248,750      248,750
Accrued interest receivable                                 176,797      151,674
Office properties and equipment - net                     1,627,373    1,648,374
Prepaid expenses and other assets                           442,314      344,395
                                                        -----------   ----------

   Total assets                                          39,079,513   34,957,885
                                                        ===========   ==========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                 34,541,995   30,457,620
Advance payments by borrowers for taxes and insurance        77,067       36,710
Other liabilities                                           346,502      296,309
                                                        -----------   ----------
   Total liabilities                                     34,965,564   30,790,639
                                                        -----------   ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                -            -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued and
  207,537 shares outstanding at June 30, 2000 and
  210,362 shares outstanding at March 31, 2000                2,319        2,319
Additional paid-in capital                                1,997,261    1,997,261
Retained earnings, substantially restricted               2,475,302    2,499,062
Accumulated other comprehensive income,
  net of income taxes                                        31,223       31,223
Treasury stock, at cost (24,391 shares at June 30, 2000
  and 21,566 shares at March 31, 2000)                     (288,557)    (254,657)
Common stock acquired by Employee Stock Ownership Plan     (103,599)    (107,962)
                                                        -----------   ----------

   Total stockholders' equity                             4,113,949    4,167,246
                                                        -----------   ----------

   Total liabilities and stockholders' equity           $39,079,513   34,957,885
                                                        ===========   ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                       Consolidated Statements of Income


                                                           Three Months Ended
                                                                 June 30,
                                                           ------------------
                                                             2000      1999
                                                           --------   -------
                                                               (unaudited)
Interest income:
 Loans                                                     $389,108   373,840
 Mortgage-backed securities                                  49,144    11,981
 Investment securities                                        2,750     2,750
 Interest-bearing deposits                                  165,788   102,322
 Dividends on FHLB stock                                      3,360     2,942
                                                           --------   -------
  Total interest income                                     610,150   493,835
                                                           --------   -------

Interest expense:
 Deposits                                                   419,478   297,930
                                                           --------   -------

  Net interest income before provision for loan losses      190,672   195,905
Provision for loan losses                                     1,500     1,500
                                                           --------   -------
  Net interest income after provision for loan losses       189,172   194,405
                                                           --------   -------

Non-interest income:
 Loan fees and service charges                                3,308     3,640
 Rental income                                                2,915     2,430
 Deposit related fees and other income                       12,614     4,475
                                                           --------   -------
  Total non-interest income                                  18,837    10,545
                                                           --------   -------

Non-interest expense:
 Staffing costs                                             118,103    74,469
 Advertising                                                  8,115     2,659
 Occupancy and equipment expenses                            53,726    33,310
 Data processing                                             14,671     8,696
 Federal deposit insurance premiums                           1,394     3,738
 Legal, audit, and examination services                      23,005    13,779
 Other                                                       23,555    15,704
                                                           --------   -------
  Total non-interest expense                                242,569   152,355
                                                           --------   -------

Income (loss) before income taxes                           (34,560)   52,595

Provision for income taxes (benefit)                        (10,800)   17,630
                                                           --------   -------

  Net income (loss)                                        $(23,760)   34,965
                                                           ========   =======

Earnings (loss) per share - basic                          $   (.12)      .17
                                                           --------   -------

Earnings (loss) per share - diluted                        $   (.12)      .16
                                                           --------   -------

Dividends declared per common share                        $      -         -
                                                           --------   -------

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

          Consolidated Statements of Changes in Stockholders' Equity

                       Three Months Ended June 30, 2000
                               ----------------

                                  (Unaudited)


                                                                        Accumulated               Common
                                             Additional                    Other                  Stock
                                    Common    Paid-in       Retained   Comprehensive  Treasury    Acquired
                                    Stock     Capital       Earnings      Income       Stock      by ESOP      Total
                                  --------- -----------   ----------- --------------- ---------  ----------  ---------
Balance at March 31, 2000         $   2,319   1,997,261     2,499,062        31,223    (254,657)   (107,962)  4,167,246

Comprehensive income:
Net income (loss)                                             (23,760)                                          (23,760)
 Other comprehensive income,
   net of tax:
  Unrealized holding gain
   during the year                                                               -                                   -
                                                           ----------      --------                          ---------
Total comprehensive income                                    (23,760)           -                             (23,760)
                                                           ----------      --------                          ---------
Purchase of treasury stock
  (2,825 shares)                                                                        (33,900)               (33,900)

Contribution to fund ESOP loan                                                                        4,363      4,363
                                  --------- -----------   -----------      --------   ---------  ----------  ---------
Balance at June 30, 2000          $   2,319   1,997,261     2,475,302        31,223    (288,557)   (103,599) 4,113,949
                                  =========  ==========    ==========      ========   =========  ==========  =========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                     Consolidated Statements of Cash Flows

                                                            Three Months Ended
                                                                 June 30,
                                                         ------------------------
                                                            2000          1999
                                                         -----------   ----------
                                                               (unaudited)
Cash flows from operating activities:
  Net income (loss)                                      $   (23,760)      34,965
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                             22,216        9,273
     Amortization of cost of stock benefit plans               4,363        3,969
     Provision for loan losses                                 1,500        1,500
     Increase (decrease) in deferred income                     (720)         360
     Change in current and deferred income tax                25,537       (3,432)
     Increase in accrued interest receivable                 (25,123)     (14,893)
     Increase in accrued interest payable                     43,025       11,529
     Change in prepaid and accrued items, net               (116,288)     (10,632)
                                                         -----------   ----------

Net cash provided by (for) operating activities              (69,250)      32,639
                                                         -----------   ----------

Cash flows from investing activities:
     Purchase of mortgage-backed securities               (2,016,943)           -
     Proceeds from repayments of mortgage-backed
       securities                                             72,361      166,923
     Purchase of Federal Home Loan Bank stock                      -       (5,900)
     Disbursements for loans originated or purchased      (5,218,695)  (1,338,022)
     Loan repayments                                       1,186,826    1,333,878
     Participation loans sold                                 76,188            -
     Property and equipment expenditures                      (1,215)           -
                                                         -----------   ----------

Net cash provided by (for) investing activities           (5,901,478)     156,879
                                                         -----------   ----------

Cash flows from financing activities:
     Deposit account receipts                              9,811,667    3,099,939
     Deposit account withdrawals                          (6,104,312)  (3,006,498)
     Interest credited to deposit accounts                   377,020      286,824
     Increase in advance payments by borrowers
       for taxes and insurance                                40,357       33,394
     Purchase of treasury stock                              (33,900)     (27,600)
                                                         -----------   ----------

Net cash provided by financing activities                  4,090,832      386,059
                                                         -----------   ----------

Increase (decrease) in cash and cash equivalents          (1,879,896)     575,577

Cash and cash equivalents at beginning of period          11,169,909    8,139,147
                                                         -----------   ----------

Cash and cash equivalents at end of period               $ 9,290,013    8,714,724
                                                         ===========   ==========
Cash paid during the period for:
   Interest                                              $   376,453      286,401
   Income taxes                                                  856        3,206
                                                         ===========   ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Note A -  Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month period ended June 30, 2000, are not necessarily indicative of the results which may be expected for the entire year.

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

Note C -  Earnings Per Share
          ------------------

          Earnings per share for the three month periods ended June 30, 2000 and 1999 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                     Management's Discussions and Analysis
               of Financial Condition and Results of Operations

Financial Condition
-------------------

     The assets of West Town Bancorp, Inc. (the "Company") increased approximately $4.1 million, or 11.79%, for the three month period ended June 30, 2000. This increase was primarily the result of the opening of the branch office in North Riverside, Illinois which has generated new deposits totaling approximately $4.5 million since March 31, 2000. These deposits funded loan originations and purchases as well as purchases of mortgage-backed securities.

     Net loans receivable increased approximately $4.0 million, or 20.14% for the three months ended June 30, 2000. During that period, the Bank originated or purchased approximately $5.2 million in loans which exceeded repayments of $1.2 million during the same period.

     The Bank experienced an increase in savings deposits for the three month period of approximately $4.1 million, or 13.53%. This increase was primarily the result of deposits generated by the new branch office.

     Stockholders' equity decreased approximately $53,000, or 1.28%, for the three month period ended June 30, 2000. This decrease was primarily the result of the net loss for the three months of $24,000, as well as the purchase of treasury stock at a cost of $34,000. As of June 30, 2000, the book value per common share outstanding was $19.82.

Analysis of Operations
----------------------

     A net loss of $24,000 was recognized for the three months ended June 30, 2000 as compared to net income of $35,000 for the same period in 1999. This $59,000 decrease in net income was due primarily to the opening of the branch office which resulted in increases in compensation expense of $44,000 and occupancy and equipment expenses of $21,000.

     Interest income increased by $116,000 for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. This was the result of an increase in the average yield on average interest earning assets as well as an increase in the average balance of interest-earning assets. The average balance of those assets increased to approximately $34.7 million from $29.6 million for the three months ended June 30, 2000 and 1999, respectively. The average yield on average interest-earning assets increased from 6.67% for the three months ended June 30, 1999 to 7.04% for the three months ended June 30, 2000.

     Interest expense increased to $419,000 from $298,000 for the three months ended June 30, 2000 compared to the same period in 1999. This increase was attributable to an increase in the average rate paid on liabilities as well as an increase in the average balance of interest-bearing liabilities. The average balance increased approximately $6.2 million for the three months ended June 30, 2000 as compared to the average balance at June 30, 1999. The average rate on average interest-bearing liabilities increased from 4.51% for the three months ended June 30, 1999 to 5.14% for the three months ended June 30, 2000.

----------------------------------

     The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $1,500 and $1,500 were made for the three month periods ended June 30, 2000 and 1999 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

     Non-interest income increased $8,000 for the three months ended June 30, 2000 as compared to the same period in 1999. This was the result of increased checking account fees and ATM fees generated by the new branch office.

     Non-interest expense increased to $243,000 from $152,000 for the three months ended June 30, 2000 from the three months ended June 30, 1999. The increase was attributable to increases in all categories of expenses as a result of the opening of the new branch office.

     The provision for income taxes decreased $28,000 for the three months ended June 30, 2000 as compared to the same period in 1999. This decrease is the direct result of the decrease in pre-tax income of $87,000 between the comparable periods.

     On June 30, 2000, the Bank, through its wholly owned subsidiary, West Town Insurance Agency, purchased 2,500 shares of 23.7% of the issued and outstanding stock of Commercial Loan Corporation ("CLC") at a purchase price of $125,000. CLC, which is owned by Chicagoland financial institutions, processes, underwrites, documents and services commercial loans for financial institution investors. The services performed by CLC include monitoring post closing performance of the loan, preparation of loan summaries, ongoing analysis of the performance of the loan and the borrower including review of financial and operating statements of the borrower and collection and remittance of all loan payments. CLC entered into a master loan participation agreement with each of its shareholders or their affiliates, whereunder the investors would purchase participations in pools offered by CLC. At June 30, 2000, CLC originated 49 loans aggregating $13.5 million (includes $3,974,000 of unfunded commitments), which were funded through 8 pools. The rates paid on the pools to the investors, including the Bank, ranged from 7.50% to 9.25% and consisted of both fixed and variable rates. As of June 30, 2000 the Bank had purchased an interest in each of the eight pools aggregating approximately $2.3 million.

                        Liquidity and Capital Resources
                        -------------------------------

At June 30, 2000, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 23.34% and a short-term liquid asset ratio of 19.89%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At June 30, 2000, the Bank had outstanding commitments to fund loans totaling approximately $600,000, and no commitments to purchase mortgage-backed securities or other investment securities.

The Bank was in compliance with regulatory capital requirements at June 30, 2000. Capital requirements, ratios, and balances are as follows:

                                                                     To Be Well-
                                                                  Capitalized Under
                                                 For Capital      Prompt Corrective
                           Actual            Adequacy Purposes    Action Provisions
                    ----------------------------------------------------------------
                     Amount      Ratio/1/   Amount    Ratio/1/    Amount    Ratio/1/
                    ----------------------------------------------------------------
     June 30, 2000
     -------------

     Risk-based      $ 3,328,527  18.86%  $ 1,411,824   8.00%  $ 1,764,780  10.00%
     Core              3,268,856   8.50     1,153,320   3.00     1,922,200   5.00

-----------------

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

                                         June 30,   March 31,
                                           2000       2000
                                         --------   ---------
Non-accruing loans:
 One-to-four family....................  $      -   $       -
 Multi-family..........................         -           -
 Commercial real estate................         -           -
 Land and construction.................         -           -
                                         --------   ---------
  Total non-performing loans...........         -           -
                                         --------   ---------

 Real estate owned.....................         -           -
                                         --------   ---------

Total non-performing assets............  $      -    $      -
                                         ========   =========
Total as a percentage of total assets..         - %         - %
                                         ========   =========

In addition to the non-performing assets set forth in the table above, as of June 30, 2000, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing the allowance for loan losses.

                        Year 2000 Compliance Disclosure
                        -------------------------------

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

 Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995
 -----------------------------------------------------------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Form 10-QSB that a number of important factors could cause the Company's actual results in 2000/2001 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company's customers; changes in interest rates; the adequacy of the Bank's allowance for loan losses; competition from, among others, commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, and the United States Government; limited partnership activities; federal and state legislation, regulation and supervision of the Bank and its subsidiaries; the risk of defaults on loans; and contractual, statutory and regulatory restrictions on the Bank's ability to pay dividends to the Company.

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

Item 5.  OTHER INFORMATION
         -----------------

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Computation of earnings per share (Exhibit 11 filed herewith)

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.


                                    WEST TOWN BANCORP, INC.
                                    -----------------------
                                    Registrant


DATE:  August 7, 2000



BY: /s/ Dennis B. Kosobucki
    ------------------------------------------
    Dennis B. Kosobucki
    Chairman of the Board,
    President and Chief Executive Officer
    (Duly Authorized Representative and
    Principal Executive Officer)



BY: /s/ Jeffrey P. Kosobucki
    ------------------------------------------
    Jeffrey P. Kosobucki
    Vice President and Chief Financial Officer
    (Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit No.                                                             Page No.
-----------                                                             --------


   11         Statement regarding Computation of Earnings Per Share        17

   27         Financial Data Schedule                                      18