Form 10QSB
period 2000-09-30
WEST TOWN BANCORP INC
filed 2000-11-09
CIK 926867

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            _______________________


                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000


                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________  to  _________



                            WEST TOWN BANCORP, INC.
                            ----------------------
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

                        Yes    X      No
                           ---------    _________

     Transitional Small Business Disclosure Format

                        Yes           No    X
                           _________    ---------


     As of November 3, 2000, the issuer had 204,787 shares of common stock issued and outstanding; see accompanying notes.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION                                                       PAGE
                                                                                     ----
     Item 1.  Financial Statements
                 Consolidated Statements of Financial Condition
                 September 30, 2000 (unaudited) and March 31, 2000                    3

                 Consolidated Statements of Income, Three and
                 Six Months Ended September 30, 2000 and 1999 (unaudited)             4

                 Consolidated Statements of Stockholders' Equity,
                 Six Months Ended September 30, 2000 (unaudited)                      5

                 Consolidated Statements of Cash Flows,
                 Six Months Ended September 30, 2000 and 1999 (unaudited)             6

                 Notes to Financial Statements                                      7-8

     Item 2.  Management's Discussion and Analysis or Plan of Operation            9-13

Part II. OTHER INFORMATION                                                           14

         Signatures                                                                  15

         Index to Exhibits                                                           16

         Earnings Per Share Analysis (Exhibit 11)                                    17

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                Consolidated Statements of Financial Condition

                                                           September 30,     March 31,
                                                           -------------   -------------
                                                                2000           2000
                                                                ----           ----
Assets                                                      (unaudited)
------
Cash and amounts due from depository institutions         $    356,672        340,342
Interest-bearing deposits                                    8,160,409     10,829,567
                                                          ------------     ----------
   Total cash and cash equivalents                           8,517,081     11,169,909
Mortgage-backed securities, held to maturity
  (fair value:  September 30, 2000 - $4,866,000;
  March 31, 2000 - $1,590,600)                               4,825,429      1,575,557
Loans receivable (net of allowance for
  loan losses:  September 30, 2000 - $61,171;
  March 31, 2000 - $58,171)                                 26,834,612     19,632,826
Stock in Federal Home Loan Bank of Chicago                     193,300        186,400
Other investments, available for sale, at fair value           252,500        248,750
Accrued interest receivable                                    213,743        151,674
Office properties and equipment - net                        1,618,881      1,648,374
Prepaid expenses and other assets                              556,414        344,395
                                                          ------------     ----------

   Total assets                                             43,011,960     34,957,885
                                                          ============     ==========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                    38,452,859     30,457,620
Advance payments by borrowers for taxes and insurance           42,868         36,710
Other liabilities                                              427,577        296,309
                                                          ------------     ----------

   Total liabilities                                        38,923,304     30,790,639
                                                          ------------     ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                   -              -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued and
  206,787 shares outstanding at September 30, 2000 and
  210,362 shares outstanding at March 31, 2000                   2,319          2,319
Additional paid-in capital                                   1,998,132      1,997,261
Retained earnings, substantially restricted                  2,451,271      2,499,062
Accumulated other comprehensive income,
  net of income taxes                                           33,623         31,223
Treasury stock, at cost (25,141 shares at
 September 30, 2000 and 21,566 shares at March 31, 2000)      (297,557)      (254,657)
Common stock acquired by Employee Stock Ownership Plan         (99,132)      (107,962)
                                                          ------------     ----------

   Total stockholders' equity                                4,088,656      4,167,246
                                                          ------------     ----------

   Total liabilities and stockholders' equity             $ 43,011,960     34,957,885
                                                          ============     ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                       Consolidated Statements of Income

                                                           Three Months Ended          Six Months Ended
                                                              September 30,              September 30,
                                                           -------------------      ---------------------
                                                            2000        1999           2000        1999
                                                            ----        ----           ----        ----
                                                               (unaudited)              (unaudited)
Interest income:
  Loans                                                  $ 472,832     353,467        861,940     727,307
  Mortgage-backed securities                                76,313      11,253        125,457      23,234
  Investment securities                                      2,750       2,750          5,500       5,500
  Interest-bearing deposits                                146,760     122,357        312,548     224,679
  Dividends on FHLB stock                                    3,636       3,003          6,996       5,945
                                                         ---------     -------      ---------     -------
    Total interest income                                  702,291     492,830      1,312,441     986,665
                                                         ---------     -------      ---------     -------

Interest expense:
  Deposits                                                 488,411     304,515        907,889     602,445
                                                         ---------     -------      ---------     -------

     Net interest income before
       provision for loan losses                           213,880     188,315        404,552     384,220
Provision for loan losses                                    1,500       1,500          3,000       3,000
                                                         ---------     -------      ---------     -------
     Net interest income after
       provision for loan losses                           212,380     186,815        401,552     381,220
                                                         ---------     -------      ---------     -------

Non-interest income:
  Loan fees and service charges                              1,579       2,975          4,887       6,615
  Rental income                                              3,256       2,430          6,171       4,860
  Deposit related fees and other income                     18,218       5,200         30,832       9,675
                                                         ---------     -------      ---------     -------
     Total non-interest income                              23,053      10,605         41,890      21,150
                                                         ---------     -------      ---------     -------

Non-interest expense:
  Staffing costs                                           132,966      74,602        251,069     149,071
  Advertising                                                7,022       2,868         15,137       5,527
  Occupancy and equipment expense                           59,592      36,418        113,318      69,728
  Data processing                                           16,732       8,922         31,403      17,618
  Federal deposit insurance premiums                         1,559       3,814          2,953       7,552
  Legal, audit and examination services                     23,836      17,931         46,841      31,710
  Other                                                     28,891      12,560         52,446      28,264
                                                         ---------     -------      ---------     -------
     Total non-interest expense                            270,598     157,115        513,167     309,470
                                                         ---------     -------      ---------     -------

Income (loss) before income taxes                          (35,165)     40,305        (69,725)     92,900

Provision for income taxes (benefit)                       (11,134)     13,575        (21,934)     31,205
                                                         ---------     -------      ---------     -------

     Net income (loss)                                   $ (24,031)     26,730        (47,791)     61,695
                                                         =========     =======      =========     =======

Earnings (loss) per share - basic                        $    (.12)        .13           (.24)        .30
                                                         ---------     -------      ---------     -------

Earnings (loss) per share - diluted                      $    (.12)        .13           (.24)        .29
                                                         ---------     -------      ---------     -------

Dividends declared per common share                      $      -           -              -           -
                                                         ---------     -------      ---------     -------

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

          Consolidated Statements of Changes in Stockholders' Equity

                                                    Six Months Ended September 30, 2000
                                                    -----------------------------------

                                                                (Unaudited)

                                                                      Accumulated               Common
                                             Additional                 Other                   Stock
                                     Common    Paid-In    Retained   Comprehensive  Treasury   Acquired
                                     Stock     Capital    Earnings      Income        Stock     by ESOP     Total
                                     ------  ----------  ----------   -----------   ---------  --------     -----
Balance at March 31, 2000           $ 2,319   1,997,261   2,499,062      31,223     (254,657)  (107,962)  4,167,246

Comprehensive income:
Net income (loss)                                           (47,791)                                        (47,791)
 Other comprehensive income,
   net of tax:
 Unrealized holding gain
   during the period                                                      2,400                               2,400
                                                          ---------     -------                           ---------

Total comprehensive income                                  (47,791)      2,400                             (45,391)
                                                          ---------     -------                           ---------

Purchase of treasury stock
  (3,575 shares)                                                                     (42,900)               (42,900)

Contribution to fund ESOP loan                      871                                           8,830       9,701
                                    -------   ---------   ---------    --------      -------    -------   ---------

Balance at September 30, 2000       $ 2,319   1,998,132   2,451,271      33,623     (297,557)   (99,132)  4,088,656
                                    =======   =========   =========    ========      =======    =======   =========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                     Consolidated Statements of Cash Flows

                                                                 Six Months Ended
                                                                    September 30,
                                                           -----------------------------
                                                                 2000          1999
                                                                 ----          ----
                                                                    (unaudited)
Cash flows from operating activities:

  Net income (loss)                                        $    (47,791)          61,695
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                                44,598           18,431
     Amortization of cost of stock benefit plans                  9,701            8,927
     Provision for loan losses                                    3,000            3,000
     Decrease in deferred income                                   (812)          (2,761)
     Federal Home Loan Bank stock dividend                       (6,900)               -
     Change in current and deferred income tax                   13,403           (7,349)
     (Increase) decrease in accrued interest receivable         (62,069)           4,991
     Increase in accrued interest payable                        99,428           44,359
     Change in prepaid and accrued items, net                  (194,932)          71,715
                                                           ------------       ----------

Net cash provided by (for) operating activities                (142,374)         203,008
                                                           ------------       ----------

Cash flows from investing activities:
     Purchase of mortgage-backed securities                  (3,512,702)               -
     Proceeds from repayments of mortgage-backed
       securities                                               262,830          239,322
     Purchase of Federal Home Loan Bank stock                         -           (5,900)
     Disbursements for loans originated or purchased         (9,652,372)      (1,754,332)
     Loan repayments                                          2,365,655        2,874,329
     Participation loans sold                                    82,743                -
     Property and equipment expenditures                        (15,105)        (108,886)
                                                           ------------       ----------

Net cash provided by (for) investing activities             (10,468,951)       1,244,533
                                                           ------------       ----------

Cash flows from financing activities:
     Deposit account receipts                                20,686,228        5,851,075
     Deposit account withdrawals                            (13,499,457)      (5,869,491)
     Interest credited to deposit accounts                      808,468          558,609
     Increase in advance payments by borrowers
          for taxes and insurance                                 6,158          101,160
     Purchase of treasury stock                                 (42,900)        (146,276)
                                                           ------------       ----------

Net cash provided by financing activities                     7,958,497          495,077
                                                           ------------       ----------

Increase (decrease) in cash and cash equivalents             (2,652,828)       1,942,618

Cash and cash equivalents at beginning of period             11,169,909        8,139,147
                                                           ------------       ----------

Cash and cash equivalents at end of period                 $  8,517,081       10,081,765
                                                           ============       ==========

Cash paid during the period for:
    Interest                                               $    808,461          558,086
    Income taxes                                                  1,856           36,754
                                                           ============       ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Note A -  Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six month periods ended September 30, 2000, are not necessarily indicative of the results which may be expected for the entire year.

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

Note C -  Earnings Per Share
          ------------------

          Earnings per share for the three and six month periods ended September 30, 2000 and 1999 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

Note D -  Industry Segments
          -----------------

          The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to banking operations.

----------------------------------------

Note E -  Effect of New Accounting Standards
          ----------------------------------

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial condition and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133". The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 30, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133". The Statement is effective at the later of the first fiscal quarter beginning after June 15, 2000 or upon adoption of SFAS No. 133, and should be adopted concurrently with SFAS No. 133.

          In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which replaces SFAS No. 125. This Statement resolves implementation issues, especially involving disclosures and collateral, but carries forward most of SFAS No. 125 provisions without change. The Statement is effective for transfers occurring after March 31, 2000, and for disclosures relating to securitization transactions and collateral arrangements for fiscal years ending after December 15, 2000. The Company does not believe these statements will have a material impact on its financial position or results of operations.

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

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                     Management's Discussions and Analysis
               of Financial Condition and Results of Operations

Financial Condition
-------------------

         The assets of West Town Bancorp, Inc. (the "Company") increased approximately $8.1 million, or 23.04%, for the six month period ended September 30, 2000. This increase was primarily the result of the opening of the branch office in North Riverside, Illinois which has generated new deposits totaling approximately $8.4 million since March 31, 2000. These deposits funded loan originations and purchases as well as purchases of mortgage-backed securities.

         Net loans receivable increased approximately $7.2 million, or 36.68% for the six months ended September 30, 2000. During that period, the Bank originated or purchased approximately $9.7 million in loans which exceeded repayments of $2.4 million during the same period.

         The Bank experienced an increase in savings deposits for the six month period of approximately $8.0 million, or 26.25%. This increase was primarily the result of deposits generated by the new branch office.

         Stockholders' equity decreased approximately $79,000, or 1.89%, for the six month period ended September 30, 2000. This decrease was primarily the result of the net loss for the six months of $48,000, as well as the purchase of treasury stock at a cost of $43,000. As of September 30, 2000, the book value per common share outstanding was $19.77.

Analysis of Operations
----------------------

         A net loss of $24,000 was recognized for the three months ended September 30, 2000 as compared to a net profit of $27,000 for the same period in 1999. This $51,000 decrease in net income was due primarily to the opening of the branch office which resulted in increases in compensation expense of $58,000 and occupancy and equipment expenses of $23,000, partially offset by increases in net interest income of $26,000 and fee income $13,000. The Company's net loss for the six months ended September 30, 2000 was $48,000 as compared to a net profit of $62,000 for the six months ended September 30, 1999. This $110,000 decrease in net income was due primarily to increases in compensation expense of $102,000, occupancy and equipment expenses of $44,000 and other operating expenses of $58,000, partially offset by increases in net interest income of $20,000 and fee income of $21,000.

         Interest income increased by $209,000 and $326,000 for the three and six month periods ended September 30, 2000, respectively, as compared to the three and six month periods ended September 30, 1999. This was primarily a result of an increase in the average yield on interest-earnings assets, as well as an increase in the average balance of interest-earning assets. The average yield on average interest-earning assets increased from 6.62% and 6.65% for the three and six months ended September 30, 1999 to 7.40% and 7.23% for the three and six months ended September 30, 2000. The average balances of interest-earning assets increased from approximately $29.8 million to $38.0 million for the three months ended September 30, 1999 and 2000, respectively, and from $29.7 million to $36.3 million for the six months ended September 30, 1999 and 2000, respectively.

---------------------------------

         Interest expense increased from $305,000 to $488,000 from the three months ended September 30, 1999 compared to the same period in 2000. For the six months ended September 30, 1999 interest expense was $602,000 as compared to $908,000 for the same six months in 2000. These increases were attributable to increases in the average rate paid on interest-bearing liabilities, as well as increases in the average balances of interest-bearing liabilities. The average rate on average interest-bearing liabilities increased from 4.55% and 4.53% for the three and six months ended September 30, 1999 to 5.42% and 5.29% for the three and six months ended September 30, 2000. The average balances increased approximately $9.3 million and $7.7 million for the three and six months ended September 30, 2000 as compared to the average balances at September 30, 1999, respectively.

         The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $1,500 and $1,500 were made for the three month periods ended September 30, 2000 and 1999 respectively, and provisions of $3,000 and $3,000 were made for the six month periods ended September 30, 2000 and 1999 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

         Non-interest income increased by $12,000 for the three months ended September 30, 2000 as compared to the same period in 1999. Non-interest income increased by $21,000 for the six months ended September 30, 2000 as compared to the same period in 1999. These increases were primarily attributable to increased checking account fees and ATM fees generated by the new branch office.

         Non-interest expense increased from $157,000 to $271,000 from the three months ended September 30, 1999 to the three months ended September 30, 2000. Non-interest expense increased from $309,000 to $513,000 from the six months ended September 30, 1999 to the six months ended September 30, 2000. The increases were attributable to increases in all categories of expenses as a result of the opening of the new branch office.

         The provision for income taxes decreased $25,000 and $53,000 for the three and six months ended September 30, 2000, respectively, as compared to the same periods in 1999. These decreases were attributable to decreases in pre-tax income in the 2000 periods as compared to the 1999 periods.

         On June 30, 2000, the Bank, through its wholly owned subsidiary, West Town Insurance Agency, purchased 2,500 shares of 23.7% of the issued and outstanding stock of Commercial Loan Corporation ("CLC") at a purchase price of $125,000. CLC, which is owned by Chicagoland financial institutions, processes, underwrites, documents and services commercial loans for financial institution investors. The services performed by CLC include monitoring post closing performance of the loan, preparation of loan summaries, ongoing analysis of the performance of the loan and the borrower including review of financial and operating statements of the borrower and collection and remittance of all loan payments. CLC entered into a master loan participation agreement with each of its shareholders or their affiliates, whereunder the investors would purchase participations in pools offered by CLC. As of September 30, 2000, CLC had originated 87 loans aggregating $25.0 million (includes $6,950,000 of unfunded commitments), which were funded through 27 pools. The rates paid on the pools to the investors, including the Bank, ranged from 7.50% to 9.50% and consisted of both fixed and variable rates. As of September 30, 2000 the Bank had purchased an interest in the pools aggregating approximately $4.6 million.

                        Liquidity and Capital Resources
                        -------------------------------

At September 30, 2000, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 19.20% and a short-term liquid asset ratio of 15.55%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At September 30, 2000, the Bank had outstanding commitments to fund loans, totaling approximately $1,400,000, and no commitments to purchase mortgage-backed securities or other investment securities.

The Bank was in compliance with regulatory capital requirements at September 30, 2000. Capital requirements, ratios, and balances are as follows:

                                                                                         To Be Well-
                                                                                      Capitalized Under
                                                                   For Capital        Prompt Corrective
                                              Actual            Adequacy Purposes     Action Provisions
                                        -----------------------------------------------------------------
                                        Amount    Ratio/(1)/   Amount   Ratio/(1)/    Amount   Ratio/(1)/
                                        -----------------------------------------------------------------
       September 30, 2000
       ------------------

         Risk-based                     $ 3,182,557  15.84%    $ 1,607,361  8.00%     $ 2,009,201  10.00%
         Core                             3,121,386   7.41       1,263,340  3.00        2,105,567   5.00

___________________________
        /(1)/ Core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

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

                                                  September 30,        March 31,
                                                      2000               2000
                                                  -------------       ----------

Non-accruing loans:
 One-to-four family..........................       $   -              $   -
 Multi-family................................           -                  -
 Commercial real estate. ....................           -                  -
 Land and construction.......................           -                  -
                                                    ------             ------
   Total non-performing loans................           -                  -
                                                    ------             ------

 Real estate owned...........................           -                  -
                                                    ------             ------

Total non-performing assets..................       $   -              $   -
                                                    ======             ======

Total as a percentage of total assets........           - %                - %
                                                    ======             ======


In addition to the non-performing assets set forth in the table above, as of September 30, 2000, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

          Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          (a) The Annual Meeting of Stockholders (the "Meeting") of West Town Bancorp, Inc. was held July 12, 2000 at 1:00 PM at the Company's offices located at 4852 West 30th Street, Cicero, Illinois.

          (b) Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities and Exchange Act; there was no solicitation in opposition and all nominees were elected.

          (c)  The following are the results of each matter voted upon at the
               Meeting:


               (i)  The election of Directors:

                                                    For      Withheld
                                                    ---      --------
                    Edward J. Hradecky            152,955      40,557
                    John A. Storcel               188,512       5,000

               (ii) The ratification of the appointment of Cobitz, VandenBerg &
                    Fennessy as auditors for the Company for the fiscal year ended March 31, 2001:

                    Votes For:                    188,512
                                                  -------
                    Votes Against:                  5,000
                                                  -------
                    Abstentions:                        0
                                                  -------

Item 5.   OTHER INFORMATION
          -----------------

          Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Computation of earnings per share (Exhibit 11 filed herewith)

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            WEST TOWN BANCORP, INC.
                            ----------------------
                                  Registrant

DATE:  November 3, 2000


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