Form 10QSB
period 2000-12-31
WEST TOWN BANCORP INC
filed 2001-02-08
CIK 926867

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                 FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000


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

                            Yes   X     No ______
                                -----

     Transitional Small Business Disclosure Format

                            Yes _____   No   X
                                           -----


     As of February 7, 2001, the issuer had 204,787 shares of Common stock issued and outstanding.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------



Part I.  FINANCIAL INFORMATION                                           PAGE
                                                                         ----


     Item 1.  Financial Statements
               Consolidated Statements of Financial Condition
               December 31, 2000 (unaudited) and March 31, 2000            3

               Consolidated Statements of Income, Three and
               Nine Months Ended December 31, 2000 and 1999 (unaudited)    4

               Consolidated Statements of Stockholders' Equity
               Nine Months Ended December 31, 2000 (unaudited)             5

               Consolidated Statements of Cash Flows, Nine
               Months Ended December 31, 2000 and 1999 (unaudited)         6

               Notes to Financial Statements                              7-8

     Item 2.  Management's Discussion and Analysis or Plan of
               Operation                                                  9-13



Part II.  OTHER INFORMATION                                                14

          Signatures                                                       15

          Index to Exhibits                                                16

          Earnings Per Share Analysis (Exhibit 11)                         17

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                Consolidated Statements of Financial Condition

                                                             December 31,  March 31,
                                                            -------------  ---------
                                                                2000         2000
                                                            -----------    ---------
Assets                                                       (unaudited)
------
Cash and amounts due from depository institutions           $   386,784      340,342
Interest-bearing deposits                                     5,823,167   10,829,567
                                                            -----------   ----------
   Total cash and cash equivalents                            6,209,951   11,169,909
Mortgage-backed securities, held to maturity
  (fair value:  December 31, 2000 - $5,719,200;
  March 31, 2000 - $1,590,600)                                5,619,610    1,575,557
Loans receivable (net of allowance for
  loan losses:  December 31, 2000 - $62,671;
  March 31, 2000 - $58,171)                                  32,307,848   19,632,826
Stock in Federal Home Loan Bank of Chicago                      193,300      186,400
Other investments, available for sale, at fair value            283,750      248,750
Accrued interest receivable                                     253,481      151,674
Office properties and equipment - net                         1,597,168    1,648,374
Prepaid expenses and other assets                               404,940      344,395
                                                            -----------   ----------
   Total assets                                              46,870,048   34,957,885
                                                            ===========   ==========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                     42,215,786   30,457,620
Advance payments by borrowers for taxes and insurance            77,886       36,710
Other liabilities                                               487,277      296,309
                                                            -----------   ----------
   Total liabilities                                         42,780,949   30,790,639
                                                            -----------   ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                    -            -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued and
  204,787 shares outstanding at December 31, 2000 and
  210,362 shares outstanding at March 31, 2000                    2,319        2,319
Additional paid-in capital                                    1,999,027    1,997,261
Retained earnings, substantially restricted                   2,450,235    2,499,062
Accumulated other comprehensive income,
  net of income taxes                                            53,633       31,223
Treasury stock, at cost (27,141 shares at
 December 31, 2000 and 21,566 shares at March 31, 2000)        (321,557)    (254,657)
Common stock acquired by Employee Stock Ownership Plan          (94,558)    (107,962)
                                                            -----------   ----------
   Total stockholders' equity                                 4,089,099    4,167,246
                                                            -----------   ----------
   Total liabilities and stockholders' equity               $46,870,048   34,957,885
                                                            ===========   ==========


         See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                       Consolidated Statements of Income

                                                    Three Months Ended      Nine Months Ended
                                                       December 31,           December 31,
                                                   ------------------   ---------------------
                                                     2000       1999       2000       1999
                                                     ----       ----       ----       ----
                                                       (unaudited)            (unaudited)
Interest income:
 Loans                                             $549,195   354,832   1,411,135   1,082,139
 Mortgage-backed securities                         106,076    11,441     231,533      34,675
 Investment securities                                2,750     2,750       8,250       5,500
 Interest-bearing deposits                          128,285   135,841     440,833     363,270
 Dividends on FHLB stock                              3,887     3,465      10,883       9,410
                                                   --------   -------   ---------   ---------
  Total interest income                             790,193   508,329   2,102,634   1,494,994
                                                   --------   -------   ---------   ---------

Interest expense:
 Deposits                                           567,543   307,260   1,475,432     909,705
                                                   --------   -------   ---------   ---------

   Net interest income before
     provision for loan losses                      222,650   201,069     627,202     585,289
Provision for loan losses                             1,500     1,500       4,500       4,500
                                                   --------   -------   ---------   ---------
   Net interest income after
    provision for loan losses                       221,150   199,569     622,702     580,789
                                                   --------   -------   ---------   ---------

Non-interest income:
 Loan fees and service charges                        1,786     1,170       6,673       7,785
 Rental income                                        2,795     1,976       8,966       6,836
 Deposit related fees and other income               21,046     4,841      51,878      14,516
                                                   --------   -------   ---------   ---------
   Total non-interest income                         25,627     7,987      67,517      29,137
                                                   --------   -------   ---------   ---------

Non-interest expense:
 Staffing costs                                     123,376    99,251     374,445     248,322
 Advertising                                          5,431     4,866      20,568      10,393
 Occupancy and equipment expense                     58,322    35,725     171,640     105,453
 Data processing                                      8,013     9,021      39,416      26,639
 Federal deposit insurance premiums                   1,736     3,953       4,689      11,505
 Legal, audit and examination fees                   15,892    15,766      62,733      47,476
 Other                                               36,208    28,515      88,654      56,779
                                                   --------   -------   ---------   ---------
   Total non-interest expense                       248,978   197,097     762,145     506,567
                                                   --------   -------   ---------   ---------

Income (loss) before income taxes                    (2,201)   10,459     (71,926)    103,359

Provision for income taxes (benefit)                 (1,165)     (895)    (23,099)     30,310
                                                   --------   -------   ---------   ---------

   Net income (loss)                               $ (1,036)   11,354     (48,827)     73,049
                                                   ========   =======   =========   =========

Earnings (loss) per share - basic                  $   (.01)      .06        (.25)        .36
                                                   --------   -------   ---------   ---------
Earnings (loss) per share - diluted                $   (.01)      .06        (.25)        .35
                                                   --------   -------   ---------   ---------

Dividends declared per common share                $      -         -           -           -
                                                   --------   -------   ---------   ---------


         See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

          Consolidated Statements of Changes in Stockholders' Equity

                      Nine Months Ended December 31, 2000
                                  ----------------

                                  (Unaudited)

                                                                         Accumulated                 Common
                                                Additional                 Other                      Stock
                                     Common      Paid-In     Retained   Comprehensive    Treasury    Awarded
                                     Stock       Capital     Earnings      Income         Stock      by ESOP    Total
                                  ------------  ----------  ----------  -------------  ------------  --------  ---------

Balance at March 31, 2000          $  2,319     1,997,261   2,499,062        31,223       (254,657)  (107,962) 4,167,246

Comprehensive income:
Net income (loss)                                             (48,827)                                           (48,827)
 Other comprehensive income,
   net of tax:
 Unrealized holding gain
   during the period                                                         22,410                               22,410
                                                            ----------  -------------                          ---------
Total comprehensive income                                    (48,827)       22,410                              (26,417)
                                                            ----------  -------------                          ---------
Purchase of treasury stock
  (3,575 shares)                                                                           (66,900)              (66,900)

Contribution to fund ESOP loan                                  1,766                                  13,404     15,170
                                  ------------  ----------  ----------  -------------  ------------  --------  ---------
Balance at December 31, 2000       $  2,319     1,999,027   2,450,235        53,633       (321,557)   (94,558) 4,089,099
                                  ============  ==========  ==========  =============  ============  ========  =========



         See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                     Consolidated Statement of Cash Flows

                                                                     Nine Months Ended
                                                                        December 31,
                                                               -------------------------
                                                                   2000           1999
                                                                   ----           ----
                                                                      (unaudited)
Cash flows from operating activities:

  Net income (loss)                                            $    (48,827)      73,049
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                                    67,311       28,403
     Amortization of cost of stock benefit plans                     15,170       13,899
     Provision for loan losses                                        4,500        4,500
     Increase (decrease) in deferred income                              33          (65)
     Federal Home Loan Bank stock dividend                           (6,900)           -
     Change in current and deferred income tax                        9,738      (26,444)
     (Increase) decrease in accrued interest receivable            (101,807)       8,648
     Increase in accrued interest payable                           114,651       38,869
     Change in prepaid and accrued items, net                        (6,556)     537,017
                                                               ------------   ----------
Net cash provided by operating activities                            47,313      677,876
                                                               ------------   ----------

Cash flows from investing activities:
     Purchase of mortgage-backed securities                      (4,510,202)           -
     Proceeds from repayments of mortgage-backed securities         466,149      318,819
     Purchase of Federal Home Loan Bank stock                             -       (5,900)
     Disbursements for loans originated or purchased            (16,282,136)  (3,107,990)
     Loan repayments                                              3,519,838    3,401,764
     Participation loans sold                                        82,743      427,981
     Property and equipment expenditures                            (16,105)    (722,866)
                                                               ------------   ----------
Net cash provided by (for) investing activities                 (16,739,713)     311,808
                                                               ------------   ----------

Cash flows from financing activities:
     Deposit account receipts                                    31,643,726    8,559,192
     Deposit account withdrawals                                (21,246,352)  (8,977,565)
     Interest credited to deposit accounts                        1,360,792      871,841
     Increase in advance payments by borrowers
       for taxes and insurance                                       41,176       21,759
     Purchase of treasury stock                                     (66,900)    (147,451)
                                                               ------------   ----------
Net cash provided by financing activities                        11,732,442      327,776
                                                               ------------   ----------

Increase (decrease) in cash and cash equivalents                 (4,959,958)   1,317,460

Cash and cash equivalents at beginning of period                 11,169,909    8,139,147
                                                               ------------   ----------
Cash and cash equivalents at end of period                     $  6,209,951    9,456,607
                                                               ============   ==========

Cash paid during the period for:
    Interest                                                   $  1,360,781      870,836
    Income taxes                                                      4,356       56,754
                                                               ============   ==========


         See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                         Notes to Financial Statements


Note A -  Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine month periods ended December 31, 2000, are not necessarily indicative of the results which may be expected for the entire year.

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

Note C -  Earnings Per Share
          ------------------

          Earnings per share for the three and nine month periods ended December 31, 2000 and 1999 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

-----------------------------------------

Note E -  Effect of New Accounting Standards
          ----------------------------------

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial condition and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities C Deferral of the Effective Date of SFAS No. 133". The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 30, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133". The Statement is effective at the later of the first fiscal quarter beginning after June 15, 2000 or upon adoption of SFAS No. 133, and should be adopted concurrently with SFAS No. 133.

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

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                     Management's Discussions and Analysis
               of Financial Condition and Results of Operations


Financial Condition
-------------------

     The assets of West Town Bancorp, Inc. (the "Company") increased approximately $11.9 million, or 34.08%, for the nine month period ended December 31, 2000. This increase was primarily the result of the opening of the branch office in North Riverside, Illinois which has generated new deposits totaling approximately $11.4 million since March 31, 2000. These deposits funded loan originations and purchases as well as purchases of mortgage-backed securities.

     Net loans receivable increased approximately $12.7 million, or 64.56% for the nine months ended December 31, 2000. During that period, the Bank originated or purchased approximately $16.3 million in loans which exceeded repayments of $3.6 million during the same period.

     The Bank experienced an increase in savings deposits for the nine month period of approximately $11.8 million, or 38.61%. This increase was primarily the result of deposits generated by the new branch office.

     Stockholders' equity decreased approximately $78,000, or 1.88%, for the nine month period ended December 31, 2000. This decrease was primarily the result of the net loss for the nine months of $49,000, as well as the purchase of treasury stock at a cost of $67,000. As of December 31, 2000, the book value per common share outstanding was $19.97.

Analysis of Operations
----------------------

     A net loss of $1,000 was recognized for the three months ended December 31, 2000 as compared to a net profit of $11,000 for the same period in 1999. This $12,000 decrease in net income was due primarily to the opening of the branch office which resulted in increases in compensation expense of $24,000 and occupancy and equipment expenses of $22,000, partially offset by increases in net interest income of $21,000 and fee income $16,000. The Company's net loss for the nine months ended December 31, 2000 was $49,000 as compared to a net profit of $73,000 for the nine months ended December 31, 1999. This $122,000 decrease in net income was due primarily to increases in compensation expense of $126,000, occupancy and equipment expenses of $66,000 and other operating expenses of $32,000, partially offset by increases in net interest income of $42,000 and fee income of $37,000.

     Interest income increased by $282,000 and $608,000 for the three and nine month periods ended December 31, 2000, respectively, as compared to the three and nine month periods ended December 31, 1999. This was primarily a result of an increase in the average yield on interest-earnings assets, as well as an increase in the average balance of interest-earning assets. The average yield on average interest-earning assets increased from 6.81% and 6.70% for the three and nine months ended December 31, 1999 to 7.56% and 7.35% for the three and nine months ended December 31, 2000. The average balances of interest-earning assets increased from approximately $29.8 million to $41.8 million for the three months ended December 31, 1999 and 2000, respectively, and from $29.7 million to $38.1 million for the nine months ended December 31, 1999 and 2000, respectively.

----------------------------------

     Interest expense increased from $307,000 to $568,000 from the three months ended December 31, 1999 compared to the same period in 2000. For the nine months ended December 31, 1999 interest expense was $910,000 as compared to $1.5 million for the same nine months in 2000. These increases were attributable to increases in the average rate paid on interest-bearing liabilities, as well as increases in the average balances of interest-bearing liabilities. The average rate on average interest-bearing liabilities increased from 4.58% and 4.55% for the three and nine months ended December 31, 1999 to 5.64% and 5.42% for the three and nine months ended December 31, 2000. The average balances increased approximately $13.4 million and $9.6 million for the three and nine months ended December 31, 2000 as compared to the average balances at December 31, 1999, respectively.

     The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $1,500 and $1,500 were made for the three month periods ended December 31, 2000 and 1999 respectively, and provisions of $4,500 and $4,500 were made for the nine month periods ended December 31, 2000 and 1999 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

     Non-interest income increased by $18,000 for the three months ended December 31, 2000 as compared to the same period in 1999. Non-interest income increased by $38,000 for the nine months ended December 31, 2000 as compared to the same period in 1999. These increases were primarily attributable to increased checking account fees and ATM fees generated by the new branch office.

     Non-interest expense increased from $197,000 to $249,000 from the three months ended December 31, 1999 to the three months ended December 31, 2000. Non-interest expense increased from $507,000 to $762,000 from the nine months ended December 31, 1999 to the nine months ended December 31, 2000. The increases were attributable to increases in all categories of expenses as a result of the opening of the new branch office.

     The provision for income taxes decreased $300 and $53,000 for the three and nine months ended December 31, 2000, respectively, as compared to the same periods in 1999. These decreases were attributable to decreases in pre-tax income in the 2000 periods as compared to the 1999 periods.

On June 30, 2000, the Bank, through its wholly owned subsidiary, West Town Insurance Agency, purchased 2,500 shares of 23.7% of the issued and outstanding stock of Commercial Loan Corporation ("CLC") at a purchase price of $125,000. CLC, which is owned by Chicagoland financial institutions, processes, underwrites, documents and services commercial loans for financial institution investors. The services performed by CLC include monitoring post closing performance of the loan, preparation of loan summaries, ongoing analysis of the performance of the loan and the borrower including review of financial and operating statements of the borrower and collection and remittance of all loan payments. CLC entered into a master loan participation agreement with each of its shareholders or their affiliates, whereunder the investors would purchase participations in pools offered by CLC. As of December 31, 2000, CLC had originated 122 loans aggregating $34.9 million (includes $8.5 million of unfunded commitments), which were funded through 48 pools. The rates paid on the pools to the investors, including the Bank, ranged from 7.50% to 9.50% and consisted of both fixed and variable rates. As of December 31, 2000 the Bank had purchased an interest in the pools aggregating approximately $7.1 million.

                        Liquidity and Capital Resources
                               -----------------

At December 31, 2000, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 12.61% and a short-term liquid asset ratio of 9.15%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At December 31, 2000, the Bank had outstanding commitments to fund loans totaling approximately $1.0 million, and no commitments to purchase mortgage-backed securities or other investment securities.

The Bank was in compliance with regulatory capital requirements at December 31, 2000. Capital requirements, ratios, and balances are as follows:

                                                                            To Be Well-
                                                                          Capitalized Under
                                                      For Capital         Prompt Corrective
                                   Actual          Adequacy Purposes      Action Provisions
                            ---------------------------------------------------------------
                             Amount    Ratio/1/    Amount   Ratio/1/     Amount    Ratio/1/
                            ---------------------------------------------------------------
     December 31, 2000
     -----------------

     Risk-based            $ 3,184,688  13.44%  $ 1,895,992  8.00%   $ 2,369,990    10.00%
     Core                    3,122,017   6.79     1,378,413  3.00      2,297,355     5.00

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

                                         December 31,   March 31,
                                            2000          2000
                                         ------------   ---------
Non-accruing loans:
 One-to-four family....................  $          -   $       -
 Multi-family..........................             -           -
 Commercial real estate................             -           -
 Land and construction.................             -           -
                                         ------------   ---------
  Total non-performing loans...........             -           -
                                         ------------   ---------

 Real estate owned.....................             -           -
                                         ------------   ---------

Total non-performing assets............  $          -   $       -
                                         ============   =========
Total as a percentage of total assets..             - %         - %
                                         ============   =========


In addition to the non-performing assets set forth in the table above, as of December 31, 2000, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing the allowance for loan losses.

                        Year 2000 Compliance Disclosure
                               -----------------

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


 Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995
                            -----------------------

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

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.

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



DATE:  February 7, 2001



BY: /s/ Dennis B. Kosobucki
    ----------------------------------
    Dennis B. Kosobucki
    Chairman of the Board,
    President and Chief Executive Officer
    (Duly Authorized Representative and
    Principal Executive Officer)



BY: /s/ Jeffrey P. Kosobucki
    ----------------------------------
    Jeffrey P. Kosobucki
    Vice President and Chief Financial Officer
    (Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit No.                                                              Page
-----------                                                              ----

    11         Statement regarding Computation of Earnings Per Share      17