Form 10-K405
period 2001-03-31
WEST TOWN BANCORP INC
filed 2001-06-12
CIK 926867

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended March 31, 2001

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

     As of May 30, 2001 there were issued and outstanding 204,787 shares of the Registrant's common stock which is traded over the counter through the National Daily Quotation System "Pink Sheet" published by the National Quotation Bureau, Inc. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the estimated value of the stock on May 30, 2001 was $2,457,444 (204,787 shares at $12 per share). For purposes of this calculation directors and officers of the Registrant are considered non-affiliates of the Registrant.


                      DOCUMENTS INCORPORATED BY REFERENCE

     The Annual Report to Stockholders for the year ended March 31, 2001 is incorporated by reference into Part II of this Form 10-K.

     The Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

                                     INDEX

PART I                                                                    PAGE
                                                                          ----
Item 1.      Business..................................................     1

Additional Item. Executive Officers of the Registrant..................    27

Item 2.      Properties................................................    27

Item 3.      Legal Proceedings.........................................    27

Item 4.      Submission of Matters to a Vote of Security Holders.......    27


PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................    27

Item 6.      Selected Financial Data...................................    27

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............    27

Item 8.      Financial Statements and Supplementary Data...............    27

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure....................    28


PART III

Item 10.     Directors and Executive Officers of the Registrant........    28

Item 11.     Executive Compensation....................................    28

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management.....................................    28

Item 13.     Certain Relationships and Related Transactions............    28


PART IV

Item 14.     Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.......................................    29

Item 15.     SIGNATURES................................................    30

                                    PART I

Item I. Business.
----------------

General

         West Town Bancorp, Inc. (also referred to as the "Company") was incorporated under Delaware law on May 6, 1994. On March 1, 1995, the Registrant acquired West Town Savings Bank (the "Bank") as a part of the Bank's conversion from a mutual to a stock state chartered savings bank. The Registrant is a savings bank holding company and is subject to regulation by the Office of the Illinois Commissioner of Banks and Real Estate (the "OBRE"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, the Registrant does not transact any material business other than through the Bank and West Town Insurance Agency, the Bank's wholly-owned subsidiary. The Registrant received conversion proceeds amounting to $1.9 million, of which $944,000 was utilized to acquire all of the capital stock of the Bank. At March 31, 2001, the Company had total assets of $49.8 million and stockholders' equity of $4.1 million (8.2% of total assets).

         West Town Savings was originally organized in 1922 as an Illinois-chartered savings and loan association. In 1992 it converted to an Illinois chartered savings bank. The Bank is a member of the Federal Home Loan Bank (the "FHLB") System and its deposit accounts are insured up to applicable limits by the FDIC.

         The Bank's principal business has been and continues to be attracting deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one- to four-family, owner-occupied, fixed-rate loans and commercial real estate loans and to a lesser extent, multi-family residential mortgage loans, land and construction loans, mortgage-backed securities and other short-term investments, including U.S. Government and federal agency securities and other marketable securities. The Bank's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities.

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

Lending Activities

         Loan and Mortgage-Backed Securities Portfolio Compositions. The loan portfolio composition consists primarily of conventional fixed-rate, first-mortgage loans secured by one-to-four family residences and, to a lesser extent, multi-family residences. At March 31, 2001, the total loans outstanding were $32.0 million, of which $22.6 million were one-to-four family residential mortgage loans, or 70.5% of the loan portfolio. Of this amount, purchased mortgage loans totaled approximately $20.6 million, or 91.3% of one-to-four family loans. All purchased mortgage loans were originated in the Chicago metropolitan area. At that same date, multi-family residential mortgage loans totaled $609,000, or 1.9% of the loan portfolio.

         The Bank participates in a mortgage loan secured by commercial properties located in the Chicago area. At March 31, 2001, the investment in non-residential mortgage loans totaled approximately $1.6 million, or 5.0% of the loan portfolio.

         During the current period, the Bank purchased a $690,000 participating interest in a construction loan for the purpose of constructing one-to-four family dwellings in Streamwood, Illinois. It is anticipated that this project will be competed by June 30, 2001. The Bank is also participating in a construction loan to develop a condominium complex located in Lombard, Illinois. The Bank's total commitment to this project totals $400,000, and is schedule to be repaid within one year. At March 31, 2001, construction loans totaled approximately $1.1 million, or 3.4% of the loan portfolio.

         On June 30, 2000, the Bank, through its wholly owned subsidiary, West Town Insurance Agency, purchased 2,500 shares of 23.7% of the issued and outstanding stock of Commercial Loan Corporation ("CLC") at a purchase price of $125,000. CLC, which is owned by Chicagoland financial institutions, processes, underwrites, documents and services commercial loans for financial institution investors. The services performed by CLC include monitoring post closing performance of the loan, preparation of loan summaries, ongoing analysis of the performance of the loan and the borrower including review of financial and operating statements of the borrower and collection and remittance of all loan payments. CLC entered into a master loan participation agreement with each of its shareholders or their affiliates, whereunder the investors, after performing prudent underwriting, would purchase participations in pools offered by CLC. The rates paid on the pools to the Bank ranged from 7.00% to 9.50% and consisted of both fixed and variable rates. As of March 31, 2001 the Bank had purchased an interest in the pools totaling approximately $6.4 million. Of this amount, $3.4 million or 10.7% of the total loan portfolio were secured lines of credit (total credit line extended totaled approximately $4.4 million), $1.8 million or 5.5% were secured by non-real estate business assets, and $1.2 million or 3.9% were secured by commercial or investment real estate.

         Other loans, totaling approximately $810,000 or 2.5% of total loans, consisted of loans on deposit accounts and home improvement and auto loans.

         The Company and its subsidiaries also invest in mortgage-backed securities. At March 31, 2001, the amortized cost of total mortgage-backed securities aggregated $7,502,000 or 15.1% of total assets, of which 1.1% were backed by adjustable rate mortgage ("ARM") loans and 98.9% were backed by fixed-rate loans with maturities of less than ten years. All of the mortgage-backed securities at March 31, 2001 were insured or guaranteed by either the Government National Mortgage Bank ("GNMA"), the Federal National Mortgage Bank ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

         Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1 - Description of Business that are not historical facts are forward- looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on form 10-K that a number of important factors could cause the Company's actual results in 2001 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation the general economic and business conditions affecting the Company's customers; changes in interest rates; the adequacy of the Bank's allowance for loan losses; competition from, among others, commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, and the United States Government; limited partnership activities; federal and state legislation, regulation and supervision of the Bank and its subsidiaries; the risk of defaults on loans; and contractual, statutory and regulatory restrictions on the Bank's ability to pay dividends to the Company.

         The following table sets forth the composition of the loan portfolio and mortgage-backed securities portfolio of the Company and its subsidiaries in dollar amounts and in percentages of the respective portfolios at the dates indicated. Mortgage-backed securities are shown at amortized cost and not fair value.

                                                                                              At March 31,
                                                  ----------------------------------------------------------
                                                       2001                 2000                 1999
                                                  ----------------     ----------------     ----------------
                                                          Percent              Percent              Percent
                                                  Amount  of Total     Amount  of Total     Amount  of Total
                                                  ------  --------     ------  --------     ------  --------
                                                                                         (Dollars in Thousands)
Mortgage loans:
One-to-four family                              $ 22,579    70.51%     17,678    84.16%     19,249    89.37%
Multi-family                                         609     1.90         254     1.21         345     1.60
Commercial real estate                             1,589     4.96         808     3.85          67      .31
Construction                                       1,090     3.40       2,048     9.75       1,674     7.77
                                                --------   ------      ------   ------      ------   ------
  Total mortgage loans                            25,867    80.77      20,788    98.97      21,335    99.05
                                                --------   ------      ------   ------      ------   ------
Other loans:
Secured lines of credit                            3,591    11.21           -        -           -        -
Business loans                                     1,755     5.48           -        -           -        -
Loans on deposit accounts                            165      .52          26      .12           7      .03
Consumer loans                                       645     2.02         192      .91         197      .92
                                                --------   ------      ------   ------      ------   ------
  Total other loans                                6,156    19.23         218     1.03         204      .95
                                                --------   ------      ------   ------      ------   ------
  Total loans receivable                          32,023   100.00%     21,006   100.00%     21,539   100.00%
                                                --------   ======      ------   ======      ------   ======

Less:
Loans in process                                     500                1,236                1,291
Unearned discounts and
 deferred loan fees                                   79                   79                   86
Allowance for loan losses                             99                   58                   52
Allowance for uncollected interest                     -                    -                    -
                                                --------               ------               ------
Loans receivable, net                           $ 31,345               19,633               20,110
                                                ========               ======               ======



Mortgage-backed securities:
FHLMC                                           $    393     5.23%         54     3.40%        245    25.84%      45.54%
FNMA                                               3,843    51.16         371    23.33         456    48.12       36.60
GNMA                                               3,276    43.61       1,165    73.27         246    26.04       17.86
                                                --------   ------      ------   ------      ------   ------      ------
  Total mortgage-backed securities                 7,512   100.00%      1,590   100.00%        947   100.00%     100.00%
                                                           ======               ======               ======      ======
Net premiums (discounts)                             (10)                 (15)                  (9)
                                                --------               ------               ------
Net mortgage-backed securities                  $  7,502                1,575                  938
                                                ========               ======               ======

                                                  -------------------------------------
                                                       1998                 1997
                                                  ----------------     ----------------
                                                          Percent              Percent
                                                  Amount  of Total     Amount  of Total
                                                  ------  --------     ------  --------
Mortgage loans:
One-to-four family                                17,141    89.20%     14,525     85.45%
Multi-family                                         440     2.29         524      3.08
Commercial real estate                                88      .46          95       .56
Construction                                       1,368     7.12       1,700     10.00
                                                  ------   ------      ------    ------
  Total mortgage loans                            19,037    99.07      16,844     99.09
                                                  ------    -----      ------     -----
Other loans:
Secured lines of credit                                -        -           -         -
Business loans                                         -        -           -         -
Loans on deposit accounts                             23      .12          21       .13
Consumer loans                                       157      .81         133       .78
                                                  ------   ------      ------    ------
  Total other loans                                  180      .93         154       .91
                                                  ------   ------      ------    ------
  Total loans receivable                          19,217   100.00%     16,998    100.00%
                                                  ------   ======      ------    ======

Less:
Loans in process                                     626                1,348
Unearned discounts and
 deferred loan fees                                   88                   57
Allowance for loan losses                             46                   40
Allowance for uncollected interest                     5                  -
                                                  ------               ------
Loans receivable, net                             18,452               15,553
                                                  ======               ======



Mortgage-backed securities:
FHLMC                                                664    40.46%      1,140     45.54%
FNMA                                                 636    38.76         916     36.60
GNMA                                                 341    20.78         447     17.86
                                                  ------   ------      ------    ------
  Total mortgage-backed securities                 1,641   100.00%      2,503    100.00%
                                                           ======                ======
Net premiums (discounts)                              (9)                  (9)
                                                  ------               ------
Net mortgage-backed securities                     1,632                2,494
                                                  ======               ======

         The following tables set forth the Company and its subsidiaries' loan originations and loan and mortgage-backed securities purchases, sales and principal repayments for periods indicated.

                                                            Year Ended March 31,
                                                     --------------------------------
                                                      2001         2000         1999
                                                      ----         ----         ----
                                                              (In Thousands)
Mortgage loans (gross):
  At beginning of period                           $ 20,788       21,335       19,037
                                                     ------       ------       ------

  Mortgage loans originated:
   One-to-four family                                   855          115          468
   Multi-family                                           -            -            -
   Commercial real estate                                 -            -            -
                                                     ------       ------       ------
     Total mortgage loans originated                    855          115          468
                                                     ------       ------       ------

  Mortgage loans purchased:
   One-to-four family                                 8,367        1,785        7,528
   Non-residential                                      849          750            -
   Construction                                         690          400            -
                                                     ------       ------       ------
     Total mortgage loans purchased                   9,906        2,935        7,528
                                                     ------       ------       ------

     Total mortgage loans originated and
       purchased                                     10,761        3,050        7,996
                                                     ------       ------       ------

  Participation loans sold                              (83)        (707)        (731)
  Transfer of loans to foreclosed real estate             -            -            -
  Principal repayments                               (5,599)      (2,890)      (4,967)
                                                     ------       ------       ------

  At end of period                                 $ 25,867       20,788       21,335
                                                     ======       ======       ======


Other loans (gross):
  At beginning of period                           $    218          204          180

  Other loans originated:
   Secured lines of credit                              663            -            -
   Loans on deposit accounts                            205           25          104
   Consumer loan                                        540           83           88
                                                     ------       ------       ------
     Total other loans originated                     1,408          108          192
                                                     ------       ------       ------

  Other loans purchased:
   Secured lines of credit                            5,324            -            -
   Business loans                                     2,071            -            -
                                                     ------       ------       ------
     Total other loans purchased                      7,395            -            -
                                                     ------       ------       ------

     Total other loans originated and
      purchased                                       8,803          108          192
                                                     ------       ------       ------

   Principal repayments                              (2,865)         (94)        (168)
                                                     ------       ------       ------

  At end of period                                 $  6,156          218          204
                                                     ======       ======       ======

Mortgage-backed securities (gross):
  At beginning of period                           $  1,590          947        1,641

   Mortgage-backed securities purchased               6,887        1,000            -
   Mortgage-backed securities sold                        -            -            -
   Amortization and repayments                         (965)        (357)        (694)
                                                     ------       ------       ------

  At end of period                                 $  7,512        1,590          947
                                                     ======       ======       ======

         Loan Maturity and Repricing. The following table shows the maturity or period to repricing of the Company and its subsidiaries' loan and mortgage-backed securities portfolios at March 31, 2001. Mortgage-backed securities are shown at amortized cost, not fair value, and consist of loans with adjustable rates and fixed rates. Information for a presentation of such adjustable rate loans based on contractual terms to maturity is unavailable and therefore such loans are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans and mortgage-backed securities totaled $9.0 million, $4.8 million and $8.1 million for the years ended March 31, 2001, 2000 and 1999, respectively.

                                                      At March 31, 2001
                             ---------------------------------------------------------

                             One-to-                                         Secured
                             Four      Multi-   Commercial                   Lines of
                             Family    Family   Real Estate   Construction    Credit
                             -------   ------   -----------   ------------   --------
                                                    (In Thousands)
Amounts due:
 Within one year            $  1,981       25          -          1,090        3,414
                              ------    -----      -----          -----        -----

 After one year:
  One to three years           1,238       47          -              -            -
  Three to five years          4,909      445      1,532              -            -
  Five to ten years            2,021       92         57              -          177
  Ten to twenty years          3,899        -          -              -            -
  Over twenty years            8,531        -          -              -            -
                              ------    -----      -----          -----        -----

    Total due or repricing
      after one year          20,598      584      1,589              -          177
                              ------    -----      -----          -----        -----

    Total amount due
     or repricing           $ 22,579      609      1,589          1,090        3,591
                              ======    =====      =====          =====        =====
Less:
 Loans in process
 Unearned discounts,
  premiums, and
  deferred loan fees, net
 Allowance for loan losses
 Allowance for
  uncollected interest


   Loans receivable and
    mortgage-backed
    securities, net

                                                At March 31, 2001
                            -----------------------------------------------------
                                                     Totals
                                       ---------------------------------
                                                  Total       Mortgage-
                            Business   Other      Loans        Backed
                             Loans     Loans    Receivable   Securities    Total
                            --------   -----    ----------   ----------   -------

Amounts due:
 Within one year                64       158       6,732           85      6,817
                             -----     -----      ------       ------     ------

 After one year:
  One to three years           378        34       1,697            1      1,698
  Three to five years        1,313       117       8,316            3      8,319
  Five to ten years              -       109       2,456           36      2,492
  Ten to twenty years            -       392       4,291            -      4,291
  Over twenty years              -         -       8,531        7,387     15,918
                             -----     -----      ------       ------     ------

    Total due or repricing
      after one year         1,691       652      25,291        7,427     32,718
                             -----     -----      ------      -------     ------

    Total amount due
     or repricing            1,755       810      32,023        7,512     39,535
                             =====     =====

Less:
 Loans in process                                   (500)           -       (500)
 Unearned discounts,
  premiums, and
  deferred loan fees, net                            (79)         (10)       (89)
 Allowance for loan losses                           (99)           -        (99)
 Allowance for
  uncollected interest                                 -            -          -
                                                  ------       ------     ------

   Loans receivable and
    mortgage-backed
    securities, net                             $ 31,345        7,502     38,847
                                                  ======       ======     ======

         The following table sets forth at March 31, 2001, the dollar amount of all loans and mortgage-backed securities due or repricing after March 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

                                       Due or Repricing after
                                           March 31, 2002
                                  --------------------------------
                                   Fixed      Adjustable     Total
                                  ------      ----------    ------
                                            (In Thousands)

Mortgage loans:
   One-to-four family           $ 20,598          -         20,598
   Other                           1,433          740        2,173
Other loans                        2,520          -          2,520
                                  ------        -----       ------
Total loans receivable            24,551          740       25,291
Mortgage-backed securities         7,427          -          7,427
                                  ------        -----       ------
Total loans receivable and
 mortgage-backed securities     $ 31,978          740       32,718
                                  ======        =====       ======


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

         The Bank offers fixed-rate loans and adjustable-rate loans on one-to-four family residential properties. The Bank's fixed-rate mortgage loans are made for terms of 15 to 30 years. Interest rates charged on fixed-rate loans are competitively priced based on market conditions and the cost of funds. Origination fees range from zero points to 2.5% depending on the interest rate charged and other factors. Generally, the Bank's standard underwriting guidelines conform to FHLMC guidelines with periodic exceptions granted to customers with long-standing relationships on a case-by-case basis, which are approved by the President and ratified by the Board of Directors.

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

         The Bank also purchases pools of one-to-four family mortgage loans from area lenders. These purchased loans are subject to the Bank's underwriting standards. Purchased loans totaled $20.6 million at March 31, 2001, representing 64.3% of the loan portfolio. Adjustable rate pools totaled $4.0 million, with fixed rate pools totaling $16.6 million at March 31, 2001.

         Multi-Family Lending. In the Chicago metropolitan area, the Bank originates fixed- rate multi-family loans with terms of 15 to 30 years. These loans are generally made in amounts up to 80% of the appraised value of the secured property. Most of the Bank's multi-family loans are not owner-occupied. In making such loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending experience with the borrower. The Bank also receives a personal guarantee from the borrower. The largest multi-family loan at March 31, 2001 is in the Bank's primary market area and had an outstanding balance of $133,000. This loan is secured by a six-unit apartment building located in the Chicago metropolitan area.

         Commercial Lending. The Bank's commercial loans are secured by either non-real estate assets of the business borrowers or are commercial real estate loans secured by real estate located in the Chicago metropolitan area. The largest commercial real estate loan at March 31, 2001, was a $740,000 participation loan on five commercial properties. The underwriting criteria for commercial lending is governed by a loan policy which incorporates standard underwriting guidelines including those guidelines prescribed by regulatory agencies.

         Construction Lending. The Bank currently is participating in a $690,000 construction loan for the purpose of constructing single family residences in Streamwood, Illinois. It is anticipated that this project will be completed by June 30, 2001. The Bank is also participating in a construction loan to develop a condominium complex located in Lombard, Illinois. The Bank's investment in this project approximates $400,000, and is scheduled to be repaid within one year.

         Other Lending. The Bank also offers home improvement loans, secured by second mortgages on collateralized single-family residences. Other loans also include loans made to depositors and are collateralized by the related deposit accounts, and automobile loans. Home improvement, auto and loans against deposit accounts comprised only 2.54% of the Bank's total loans receivable at March 31, 2001.

         Loan Approval Procedures. All loan applications are considered by the Bank's President, who has the authority to approve all loans, except those in excess of $500,000, which loans may only be approved by the Bank's Board of Directors. The President may also approve consumer loans up to $150,000. The Bank's Board of Directors ratifies all loans approved by the Bank's President.

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

         Mortgage-Backed Securities. The Company and its subsidiaries have investments in mortgage-backed securities and have, at times, utilized such investments to complement its mortgage lending activities. During the year ended March 31, 2001, the Company and its subsidiaries purchased $6.9 million in mortgage-backed securities. At March 31, 2001, the amortized cost of mortgage-backed securities totaled $7.5 million, or 15.1% of total assets, of which all were designated as held to maturity and are carried at amortized cost. The fair value of such securities totaled approximately $7.6 million at March 31, 2001. See Note 2 to the Consolidated Financial Statements in the 2001 Annual Report to Stockholders. At March 31, 2001, the Company and its subsidiaries' entire mortgage-backed securities portfolio was directly insured by the GNMA, the FNMA or the FHLMC.

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

         Classified Assets. Regulations of the FDIC and OBRE require that each insured institution review and classify its assets on a regular basis. The Bank has adopted a Classification of Assets Policy and has made the President of the Bank responsible for approving classifications and valuation allowances and for making appropriate recommendations as to the changes in procedures and policies to the Board for approval. In addition, in connection with examinations of insured institutions, OBRE and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The Bank's Classification of Assets Policy also contains a special mention category, described as assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as a loss or charge-off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value at the date of acquisition and any write-down resulting therefrom is charged to the allowance for losses on loans. All incidental costs, such as insurance and real estate taxes, incurred in maintaining the Bank's lien on the collateral property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. The Bank had no foreclosed real estate owned on its books at March 31, 2001.

         Delinquent Loans. At March 31, 2001, 2000 and 1999, delinquencies in the Bank's loan portfolio were as follows:

                                                   At March 31, 2001
                                   --------------------------------------------------
                                          60-89 Days               90 Days or More
                                   ----------------------       ---------------------
                                   Number       Principal       Number      Principal
                                     of         Balance           of        Balance
                                    Loans       of Loans         Loans      of Loans
                                   ------       ---------       ------      ---------
                                                     (In Thousands)
One-to-four family                    -         $   -              -         $   -
Multi-family                          -             -              -             -
Commercial real estate                -             -              -             -
Land and Construction                 -             -              -             -
                                   ------       ------          ------      -------
  Total loans                         -         $   -              -         $   -
                                   ======       ======          ======       ======

Delinquent loans to total loans                     - %                          - %
                                                ======                       ======

                                                   At March 31, 2000
                                   --------------------------------------------------
                                          60-89 Days               90 Days or More
                                   ----------------------       ---------------------
                                   Number       Principal       Number      Principal
                                     of         Balance           of        Balance
                                    Loans       of Loans         Loans      of Loans
                                   ------       ---------       ------      ---------
                                                     (In Thousands)
One-to-four family                     2        $   34             -         $   -
Multi-family                          -             -              -             -
Commercial real estate                -             -              -             -
Land and Construction                 -             -              -             -
                                   ------       ------          ------      -------
  Total loans                          2        $   34             -         $   -
                                   ======       ======          ======      =======

Delinquent loans to total loans                    .16%                          - %
                                                ======                      =======

                                                   At March 31, 1999
                                   --------------------------------------------------
                                          60-89 Days               90 Days or More
                                   ----------------------       ---------------------
                                   Number       Principal       Number      Principal
                                     of         Balance           of        Balance
                                    Loans       of Loans         Loans      of Loans
                                   ------       ---------       ------      ---------
                                                     (In Thousands)
One-to-four family                    -         $   -              -         $   -
Multi-family                          -             -              -             -
Commercial real estate                -             -              -             -
Land and Construction                 -             -              -             -
                                   ------       ------          ------      -------
  Total loans                         -         $   -              -         $   -
                                   ======       ======          ======      =======

Delinquent loans to total loans                     - %                          - %
                                                ======                      =======

          Non-performing Assets. The following table sets forth information regarding loans which are 90 days or more delinquent. The Bank continues accruing interest on delinquent loans 90 days or more past due, but reserves 100% of the interest due on such loans, thus effecting a non-accrual status. At March 31, 2001 there were no other known problem assets except as described above or as included in the table below.


                                                         At March 31,
                                         --------------------------------------------
                                         2001     2000      1999      1998      1997
                                         ----     ----      ----      ----      ----
                                                        (In Thousands)
Non-accrual delinquent mortgage loans  $    -        -         -        96         -

Total real estate owned, net of
  related allowance for losses              -        -         -         -         -
                                         ----     ----      ----      ----      ----

  Total non-performing assets          $    -        -         -        96         -
                                         ====     ====      ====      ====      ====

Non-performing loans to total loans         - %      -         -       .50         -

Total non-performing assets to total
  assets                                    - %      -         -       .33         -

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

         The following table sets forth the Bank's allowance for loan losses at the dates indicated.


                                                         At March 31,
                                     -------------------------------------------
                                     2001      2000      1999      1998     1997
                                     ----      ----      ----      ----     ----
                                                    (In Thousands)

Balance at beginning of period     $   58        52        46        40       30
Provision for loan losses              41         6         6         6       10
Allowance transferred from (to)
 real estate owned                      -         -         -         -        -
                                      ---       ---       ---      ----     ----
Balance at end of year             $   99        58        52        46       40
                                      ===       ===       ===      ====     ====

Ratio of allowance for loan losses
 to net loans receivable at the
 end of period                        .32%      .30       .26       .25      .26
Ratio of allowance for loan losses
 to total non-performing assets at
 the end of period                    N/A       N/A       N/A     48.05      N/A
Ratio of allowance for loan losses
 to non-performing loans at the end
 of the period                        N/A       N/A       N/A     48.05      N/A

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


                                                               March 31,
                    -----------------------------------------------------------------------------------------------
                                2001                             2000                             1999
                    -----------------------------    -----------------------------    -----------------------------
                                         Percent                          Percent                          Percent
                                         of Loans                         of Loans                         of Loans
                                Loan     in Each                 Loan     in Each                 Loan     in Each
                    Amount of  Amounts   Category    Amount of  Amounts   Category    Amount of  Amounts   Category
                    Loan Loss    by      To Total    Loan Loss    by      To Total    Loan Loss    by      To Total
                    Allowance  Category   Loans      Allowance  Category   Loans      Allowance  Category   Loans
                    -----------------------------    -----------------------------    -----------------------------
                                                                    (Dollars in Thousands)
One-to-four family   $  22    $ 22,579     70.51%        18      17,678     84.16%        20      19,249     89.37%
Multi-family             9         609      1.90          1         254      1.21          1         345      1.60
Commercial real
 estate                 12       1,589      4.96          2         808      3.85          1          67       .31
Construction             3       1,090      3.40          5       2,048      9.75          5       1,674      7.77
Secured lines of
 credit                 34       3,591     11.21          -           -         -          -           -         -
Business loans          18       1,755      5.48          -           -         -          -           -         -
Loans on deposit
 accounts                -         165       .52          -          26       .12          -           7       .03
Consumer loans           1         645      2.02          1         192       .91          1         197       .92
Unallocated              -         -          -          31           -         -         24           -         -
                       ---      ------    ------        ---      ------    ------        ---      ------    ------
    Total            $  99    $ 32,023    100.00%        58      21,006    100.00%        52      21,539    100.00%
                       ===      ======    ======        ===      ======    ======        ===      ======    ======

                   ---------------------------------------------------------------
                                1998                             1997
                   ------------------------------    -----------------------------
                                         Percent                          Percent
                                         of Loans                         of Loans
                                Loan     in Each                 Loan     in Each
                    Amount of  Amounts   Category    Amount of  Amounts   Category
                    Loan Loss    by      To Total    Loan Loss    by      To Total
                    Allowance  Category   Loans      Allowance  Category   Loans
                    -----------------------------    -----------------------------

One-to-four family      17      17,141     89.20%        14      14,525     85.45%
Multi-family             2         440      2.29          3         524      3.08
Commercial real
 estate                  1          88       .46          1          95       .56
Construction             4       1,368      7.12          5       1,700     10.00
Secured lines of
 credit                  -           -         -          -           -         -
Business loans           -           -         -          -           -         -
Loans on deposit
 accounts                -          23       .12          -          21       .13
Consumer loans           1         157       .81          1         133       .78
Unallocated             21           -          -           16        -          -
                       ---      ------    ------        ---      ------    ------
    Total               46      19,217    100.00%        40      16,998    100.00%
                       ===      ======    ======        ===      ======    ======

Investment Activities

     The investment policy of the Company and its subsidiaries, which is established by the Board of Directors and implemented by the Asset/Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. State chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements and loans on federal funds. Subject to various restrictions, state chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset- backed securities. At March 31, 2001, the Company and its subsidiaries had investment securities in the aggregate amount of $463,000. The investment portfolio, except for FHLB stock, is classified as available for sale.

     The following table sets forth certain information regarding the book value of the Company and its subsidiaries' investment securities portfolio at the dates indicated.

                                                               At March 31,
                                                     --------------------------------
                                                      2001         2000         1999
                                                      ----         ----         ----
                                                              (In Thousands)
Interest-bearing deposits:
  Certificates of deposit                          $  1,963        7,395        4,298
  FHLB daily investment                               4,784        3,372        3,485
  Other                                                  18           63          112
                                                     ------       ------        -----
   Total interest-bearing deposits                 $  6,765       10,830        7,895
                                                     ======       ======        =====

Investment securities:
  U.S. Government securities
   and obligations                                 $    -            -            -
  FHLB-Chicago stock                                    200          186          177
  Corporate equity investments (1)                      170          170          170
  Corporate debt securities (1)                          93           79          100
                                                      -----        -----        -----
   Total investment securities                     $    463          435          447
                                                      =====        =====        =====

_____________________
(1) For a complete description, see Note 4 to the "Notes to Consolidated Financial Statements" in the 2001 Annual Report to Stockholders.

         The table below sets forth certain information regarding the carrying value, weighted average yield and maturities of the Company and its subsidiaries' investment securities at March 31, 2001.

                                                                   At March 31, 2001
                                 -------------------------------------------------------------------------------------------
                                   One Year or Less      One to Five Years              Total Investment Securities
                                 -------------------    -------------------     --------------------------------------------
                                                                                 Average
                                            Weighted               Weighted     Remaining             Approximate   Weighted
                                 Carrying    Average    Carrying    Average     Years to    Carrying     Market      Average
                                  Value       Yield      Value       Yield      Maturity     Value       Value        Yield
                                 --------   --------    --------   --------     ---------   --------  -----------   --------
                                                                (Dollars in Thousands)
FHLB-Chicago stock               $  200        7.00%       -           -            -           200         200        7.00

Corporate equity investments        100         N/A        -           -            -           100         170         N/A

Corporate debt securities           -           -          100       11.00           2          100          93       11.00
                                   ----        ----       ----       -----         ---        -----       -----       -----

  Total                          $  300        7.00%       100       11.00           2          400         463        6.25
                                   ====        ====       ====       =====         ===        =====       =====       =====

Sources of Funds

     General. Deposits, repayments on loans and mortgage-backed securities and stockholders' equity are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

     Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook and statement savings, demand deposits, money market accounts, and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The Bank's deposits are obtained primarily from the area in which its offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank use brokers to obtain deposits. Management constantly monitors the Bank's deposit accounts and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity.

     The following table presents the deposit activity of the Bank for the periods indicated.

                                                            Year Ended March 31,
                                                     --------------------------------
                                                      2001         2000         1999
                                                      ----         ----         ----
                                                              (In Thousands)
Deposits                                          $  42,296       15,562        8,712
Withdrawals                                         (29,491)     (12,764)      (8,522)
                                                     ------       ------       ------
Net deposits                                         12,805        2,798          190
Interest credited on deposits                         1,942        1,230          976
                                                     ------       ------       ------
  Total increase in deposits                      $  14,747        4,028        1,166
                                                     ======       ======       ======

     At March 31, 2001, the Bank had outstanding $8.0 million in deposit accounts in amounts of $100,000 or more maturing as follows:


                   Maturity Period                            Amount
                   ---------------                            ------
                                                          (In Thousands)

                   Three months or less                       $ 3,367
                   Over three through six months                  613
                   Over six through twelve months               3,003
                   Over twelve months                           1,058
                                                                -----

                       Total                                  $ 8,041
                                                                =====

     The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average interest rates on deposits presented.

                                                     At March 31,
                                ------------------------------------------------------
                                      2001               2000               1999
                                ----------------   ----------------   ----------------
                                        Percent            Percent            Percent
                                        of Total           of Total           of Total
                                Amount  Deposits   Amount  Deposits   Amount  Deposits
                                ------  --------   ------  --------   ------  --------
                                                 (Dollars in Thousands)
Passbook accounts             $  6,218    13.75%    5,743    18.85%    6,122    23.16%
                                ------   ------    ------   ------    ------   ------
Demand deposit accounts          1,281     2.83       517     1.70       117      .44
                                ------   ------    ------   ------    ------   ------
Money market accounts            6,046    13.38     1,017     3.34         -        -
                                ------   ------    ------   ------    ------   ------
Certificate accounts
  Ninety-one day                   105      .23       253      .83       199      .75
  Six to twelve months           2,517     5.57     1,842     6.05     2,274     8.61
  Twelve to eighteen months     21,067    46.61    15,639    51.34    12,875    48.71
  Eighteen to thirty months      3,709     8.20     1,633     5.36       978     3.70
  Thirty to sixty months           636     1.41       748     2.46       837     3.17
  Sixty months                     241      .53       179      .59       332     1.26
  IRA and Keogh                  3,290     7.28     2,792     9.17     2,601     9.84
  Other                             95      .21        95      .31        95      .36
                                ------   ------    ------   ------    ------   ------
    Total                       31,660    70.04    23,181    76.11    20,191    76.40
                                ------   ------    ------   ------    ------   ------

Total deposits                $ 45,205   100.00%   30,458   100.00%   26,430   100.00%
                                ======   ======    ======   ======    ======   ======

Weighted average rate                      5.47%              4.97%              4.62%
                                           ====               ====               ====

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at March 31, 2001, 2000, and 1999 and the periods to maturity of the certificate accounts outstanding at March 31, 2001.

                                                             Period to Maturity
                                                             from March 31, 2001
                                                       ------------------------------
                                At March 31,            Within      One to
                         --------------------------
                          2001      2000      1999     One Year  Five Years(1)  Total
                          ----      ----      ----     --------  -------------  -----
                                                (In Thousands)
Certificate accounts:
   4.99% or less       $  1,105     3,655     4,100        943        162       1,105
   5.00% to 5.99%         5,146    10,261    15,090      3,181      1,965       5,146
   6.00% to 6.99%        23,201     9,265     1,001     20,886      2,315      23,201
   7.00% to 7.99%         2,208         -         -      1,638        570       2,208
                         ------    ------    ------     ------      -----      ------
    Total              $ 31,660    23,181    20,191     26,648      5,012      31,660
                         ======    ======    ======     ======      =====      ======

__________________
(1) The Bank does not offer certificate accounts with a period to maturity exceeding five years.

Borrowings

     Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Chicago to supplement its supply of lendable funds, although the Bank has not generally utilized this funding source. Advances from the FHLB of Chicago would typically be secured by a pledge of the Bank's stock in the FHLB of Chicago and a portion of the Bank's first mortgage loans and certain other assets. At March 31, 2001 and 2000, the Bank had no advances outstanding from the FHLB of Chicago or borrowings of any kind.

     In connection with the conversion, the ESOP purchased 8% of the Common Stock issued in the Conversion (17,755 shares). Such purchase was funded by the Company thru a 10-year loan to the ESOP in the amount of $177,550. The Bank is making annual contributions to the ESOP to enable the ESOP to pay principal and interest.

Subsidiary Activities

     OBRE regulations permit a state-chartered savings bank to invest up to 10% of its assets in the capital stock, paid-in surplus and unsecured obligations of subsidiary corporations or service corporations. As of March 31, 2001, the Bank was authorized to invest approximately $4.9 million in the capital stock and other securities of service corporation subsidiaries. As of that date, the Bank had an equity investment of $129,412 in its wholly-owned service corporation, West Town Insurance Agency, Inc. This company is a full-service licensed insurance agency.

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

Personnel

     As of March 31, 2001, the Bank had 10 full-time employees and 4 part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be excellent.

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

     While the Bank is no longer required to be a member since its conversion to a state- chartered savings bank in 1995, the Bank has chosen to remain a member. Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Chicago. At March 31, 2001, the Bank had no advances from the FHLB of Chicago. See "Sources of Funds -Borrowings".

Qualified Thrift Lender Test

     Under FIRREA and state savings bank regulations, a state-chartered savings bank must maintain at least 60% of its total tangible assets in "qualified thrift investments" on an average basis in three out of every four quarters and two out of every three years. Under the QTL statutory and regulatory provisions, all forms of home mortgages, home improvement loans, home equity loans and loans on the security of other residential real estate and mobile homes, as well as shares of FHLB stock, investments or deposits in other insured institutions, securities issued by the FNMA, FHLMC, GNMA and other mortgage- related securities, are considered qualified thrift investments. Investments in non-subsidiary corporations or partnerships whose activities include servicing mortgages or real estate development are also considered qualified thrift investments in proportion to the amount of primary revenue such entities derive from housing-related activities. Also included in qualified thrift investments are mortgage servicing rights, whether such rights are purchased by the insured institution or created when the institution sells loans and retains the right to service such loans.

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

     As of March 31, 2001, the Bank was in compliance with the QTL test with a QTL ratio of 65.79%.

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

     At March 31, 2001 and 2000, the Bank met all of its capital requirements. See Note 13 to the Consolidated Financial Statements in the 2001 Annual Report to Stockholders.

Dividend Limitations

     OBRE regulations require the Bank to give the OBRE thirty days advance notice of any proposed declaration of dividends to the Holding Company, and the OBRE has the authority under its supervisory powers to prohibit the payment of dividends to the Holding Company. In addition, a Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank's Plan of Conversion. The OBRE imposes uniform limitations on the ability of savings banks to engage in various distributions of capital such as dividends, stock repurchases and cash- out mergers. The regulations utilize a three-tiered approach which permits various level of distributions based primarily upon the savings bank's capital level.

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

Investment Rules, Loans to One Borrower, and Aggregate Loan Limits

     Under OBRE regulations, the permissible amount of loans-to-one borrower for state- chartered savings banks is 20% of its unimpaired capital and surplus (25% if the security for such a loan has a "readily ascertainable" value or 30% for certain residential development loans) or $500,000. At March 31, 2001, the lending limitations, in essence, imposed a $655,000 limit on the Bank's loans-to-one borrower.

     Savings banks and their subsidiaries may not acquire or retain investments in corporate debt securities that, at the time of acquisition, were not rated in one of the four highest rating categories by at least one nationally recognized rating organization. At March 31, 2001, the Bank did not have any corporate debt securities below investment grade.

Restrictions on Loans to Insiders

     FIRREA applies Section 22(h) of the Federal Reserve Act to non-member savings banks and authorizes the FDIC to impose additional loan-to-insider restrictions upon savings banks on a case-by-case basis. In general, Section 22(h) prohibits a bank from making loans or extending credit: (i) to any of its executive officers or any person who directly or indirectly controls more than 10% of any class of voting securities of the bank where the loan amount or extension of credit, when aggregated with other loans to that person and all related interests of that person, would exceed 15% of a bank's unimpaired capital and surplus for loans that are not fully secured by "readily marketable collateral" and an additional 10% of such capital and surplus for loans fully secured by such collateral; and (ii) to any of its executive officers, directors or principal shareholders in an amount exceeding the higher of $25,000 or 5% of the Bank's unimpaired capital and surplus, unless the loan or extension of credit is pre-approved by a majority of the entire board of directors with the interested party abstaining from participating directly or indirectly in the voting.

     Section 22(h) also requires that all such insider loans or extensions of credit be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of repayment or present other unfavorable features. Additionally, with certain exceptions,
Section 22(h) prohibits a member bank from paying an overdraft on an account at such bank of an executive officer or director. At March 31, 2001, the Bank was in compliance with restrictions on loans to insiders.

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

     The FDIC or the OBRE may determine that the continuation by a savings bank of its ownership control, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness, or stability of the bank or is inconsistent with sound banking practices or with the purposes of the FDIC Act. Based upon that determination, the FDIC or the OBRE has the authority to order the savings bank to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly. At March 31, 2001, the Bank had West Town Insurance Agency as a wholly-owned subsidiary.

Brokered Deposits

     FIRREA states that no insured depository institution that fails to meet the applicable minimum capital requirement may accept funds obtained directly or indirectly by or through a deposit broker for deposit into one or more deposit accounts. The FDIC is authorized to waive this prohibition on a case-by-case basis, but only upon finding that such use of brokered deposits does not constitute an unsafe or unsound practice. At March 31, 2001, the Bank had no brokered deposits.

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

                          FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's addition to its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. For its taxable year ending March 31, 2001, the Company experienced a net operating loss.

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

     Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of March 31, 1988) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non- dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

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

     Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Company and its subsidiaries were not subject to this tax for the year ended March 31, 2001.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial condition and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133". The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 30, 2000. The Company adopted these statements as of April 1, 2001, and this implementation did not have a material impact on its financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 supersedes and replaces FASB SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly, SFAS No. 140 is now the authoritative accounting literature for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of SFAS No. 140 related to transfers of financial assets are to be applied to all transfers of financial assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in SFAS No. 140 are effective for fiscal years ending after December 15, 2000. The Company anticipates that the adoption of SFAS No. 140 will not have a material impact on the Company's results of operation.

Additional Item.  Executive Officers of the Registrant.
-------------------------------------------------------

     The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

                                  Age at      Position with the Company and Bank
Name                             03/31/01     and Past Five Years Experience
----                             --------     ----------------------------------

Jeffrey P. Kosobucki                35        Chief Financial Officer of the
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


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

     Information relating to the market for the Registrant's common equity and related stockholder matters appears in the Registrant's 2001 Annual Report to Stockholders on Page 27 and is incorporated herein by reference. On May 30, 2001, the Company had 80 registered stockholders.


Item 6.  Selected Financial Data.
---------------------------------

     The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 2001 Annual Report to Stockholders on Pages 8 through 10 and is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations.
----------------------

     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2001 Annual Report to Stockholders on Pages 11 through 26 and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

     The Consolidated Financial Statements of West Town Bancorp, Inc. and its subsidiaries, together with the report thereon by Cobitz, VandenBerg & Fennessy appear in the Registrant's 2001 Annual Report to Stockholders on Pages F-1 through F-23 and are incorporated herein by reference.

Item 9.  Change in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

     None.


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 11, 2001, on Pages 3 through 6. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G.


Item 11.  Executive Compensation.
---------------------------------

     The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 11, 2001, on Pages 10 through 15.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 11, 2001, on Pages 2 through 4.


Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 11, 2001, on Page 15.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

1.   Independent Auditors' Report*

2.   All Financial Statements*

     (a)    Consolidated Statements of Condition as of March 31, 2001 and 2000.

     (b) Consolidated Statements of Income for the Years Ended March 31, 2001, 2000 and 1999.

     (c) Consolidated Statements of Stockholders' Equity for Years Ended March 31, 2001, 2000 and 1999.

     (d) Consolidated Statements of Cash Flows for the Years Ended March 31, 2001, 2000 and 1999.

     (e)    Notes to Consolidated Financial Statements


     All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.   Exhibits

     (3)(a) Certificate of Incorporation of West Town Bancorp, Inc.**

     (3)(b) Bylaws of West Town Bancorp, Inc.**

     13     2001 Annual Report to Stockholders

     22     Subsidiaries of the Registrant

     24     Consent of Independent Auditors


     * Incorporated by reference to the Annual Report to Stockholders for the fiscal year ended March 31, 2001, attached as an exhibit hereto.

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

                                     WEST TOWN BANCORP, INC.



                                     By:  /s/ Dennis B. Kosobucki
                                          -------------------------------
                                          Dennis B. Kosobucki
DATED:   June 8, 2001                     Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)



     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Name                       Title                               Date
     ----                       -----                               ----

/s/ Dennis B. Kosobucki         Chairman of the Board               June 8, 2001
--------------------------      President, Chief Executive
Dennis B. Kosobucki             Officer
                                (Principal Executive Officer)

/s/ Jeffrey P. Kosobucki        Vice President and Chief            June 8, 2001
--------------------------      Financial Officer
Jeffrey P. Kosobucki            (Principal Financial Officer
                                and Principal Accounting Officer)

/s/ Edward J. Hradecky          Director                            June 8, 2001
--------------------------
Edward J. Hradecky

/s/ John A. Storcel             Director                            June 8, 2001
--------------------------
John A. Storcel

/s/ James Kucharczyk            Director                            June 8, 2001
--------------------------
James Kucharczyk

/s/ James J. Kemp, Jr.          Director                            June 8, 2001
--------------------------
James J. Kemp, Jr.

                 [LETTER HEAD OF COBITZ, VANDENBERG & FENNESSY]



                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
West Town Bancorp, Inc.
Cicero, Illinois

         We have audited the consolidated statements of financial condition of West Town Bancorp, Inc. and subsidiaries as of March 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Town Bancorp, Inc. and subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ending March 31, 2001, in conformity with generally accepted accounting principles.


                        /s/ Cobitz, Vandenberg & Fennessy


April 27, 2001
Palos Hills, Illinois

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                Consolidated Statements of Financial Condition

                                                                      March 31,
                                                             ------------------------
                                                                 2001          2000
                                                                 ----          ----
Assets
------

Cash and amounts due from depository institutions          $    370,160       340,342
Interest-bearing deposits                                     6,765,061    10,829,567
                                                             ----------    ----------
   Total cash and cash equivalents                            7,135,221    11,169,909
Mortgage-backed securities, held to maturity
  (fair value: 2001 - $7,621,200;
  2000 - $1,590,600) (note 2)                                 7,501,917     1,575,557
Loans receivable (net of allowance for loan losses:
  2001 - $99,000; 2000 - $58,171) (note 3)                   31,344,877    19,632,826
Stock in Federal Home Loan Bank of Chicago                      200,500       186,400
Other investments, available for sale,
  at fair value (note 4)                                        263,000       248,750
Accrued interest receivable (note 5)                            273,425       151,674
Office properties and equipment - net (note 6)                1,576,557     1,648,374
Prepaid expenses and other assets (note 7)                    1,529,518       344,395
                                                             ----------    ----------

   Total assets                                              49,825,015    34,957,885
                                                             ==========    ==========


Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits (note 8)                                            45,204,540    30,457,620
Borrowed money (note 9)                                           -             -
Advance payments by borrowers for taxes and insurance            48,311        36,710
Other liabilities (note 10)                                     473,562       296,309
                                                             ----------    ----------
   Total liabilities                                         45,726,413    30,790,639
                                                             ----------    ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                 -             -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued and
  204,787 shares outstanding at March 31, 2001
  and 210,362 shares outstanding at March 31, 2000                2,319         2,319
Additional paid-in capital                                    2,000,877     1,997,261
Retained earnings, substantially restricted                   2,460,055     2,499,062
Accumulated other comprehensive income,
  net of income taxes                                            46,782        31,223
Treasury stock, at cost (27,141 and 21,566 shares
  at March 31, 2001 and 2000)                                  (321,557)     (254,657)
Common stock acquired by Employee Stock Ownership Plan          (89,874)     (107,962)
                                                             ----------    ----------
   Total stockholders' equity (notes 13 and 14)               4,098,602     4,167,246
                                                             ----------    ----------

Commitments and contingencies (notes 15 and 16)

   Total liabilities and stockholders' equity              $ 49,825,015    34,957,885
                                                             ==========    ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                       Consolidated Statements of Income

                                                         Years Ended March 31,
                                                -------------------------------------
                                                   2001          2000          1999
                                                   ----          ----          ----
Interest income:
  Loans                                       $ 2,039,014     1,448,545     1,467,693
  Mortgage-backed securities                      337,619        45,271        79,886
  Investment securities                            11,000        11,000        13,071
  Interest-bearing deposits                       549,808       510,749       429,938
  Dividends on FHLB stock                          14,285        12,710        11,589
                                                ---------     ---------     ---------
     Total interest income                      2,951,726     2,028,275     2,002,177
                                                ---------     ---------     ---------

Interest expense:
  Deposits                                      2,078,518     1,244,964     1,222,575
                                                ---------     ---------     ---------

     Net interest income before provision
      for loan losses                             873,208       783,311       779,602
Provision for loan losses (note 3)                 40,829         6,000         6,000
                                                ---------     ---------     ---------
     Net interest income after provision
      for loan losses                             832,379       777,311       773,602
                                                ---------     ---------     ---------

Non-interest income:
  Loan fees and service charges                     8,168        12,530         9,733
  Rental income                                    12,121        10,316         9,720
  Deposit related fees and other income            87,807        27,010        27,872
                                                ---------     ---------     ---------
     Total non-interest income                    108,096        49,856        47,325
                                                ---------     ---------     ---------

Non-interest expense:
  Compensation, employee benefits, and
    related expenses (note 11)                    512,139       376,085       306,867
  Advertising and promotion                        27,200        31,519        12,288
  Occupancy and equipment expenses (note 6)       212,832       130,211        96,003
  Data processing                                  64,769        37,450        42,530
  Federal deposit insurance premiums                6,564        12,933        15,346
  Legal, audit, and examination services           72,175        61,935        52,460
  Other operating expenses                        115,514        90,814        46,429
                                                ---------     ---------     ---------
     Total non-interest expense                 1,011,193       740,947       571,923
                                                ---------     ---------     ---------

Net income (loss) before income taxes             (70,718)       86,220       249,004

Provision for income
  taxes (benefit) (note 12)                       (31,711)       24,184        91,640
                                                ---------     ---------     ---------

     Net income (loss)                        $   (39,007)       62,036       157,364
                                                =========     =========     =========

Earnings (loss) per share - basic             $      (.20)          .30           .75
                                                      ---           ---           ---

Earnings (loss) per share - diluted           $      (.20)          .30           .74
                                                      ---           ---           ---

Dividends declared per common share           $        -             -             -
                                                      ---           ---           ---

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

          Consolidated Statements of Changes in Stockholders' Equity

                       Three Years Ended March 31, 2001

                                                                       Accumulated                Common
                                            Additional                   Other                    Stock
                                   Common    Paid-in      Retained    Comprehensive   Treasury    Acquired
                                   Stock     Capital      Earnings       Income         Stock     by ESOP       Total
                                   ------   ----------   ----------   -------------   ---------   --------      -----
Balance at March 31, 1998         $ 2,319    1,987,127    2,279,662            -      (81,906)   (139,384)    4,047,818

Comprehensive income:
Net income                                                  157,364                                             157,364
 Other comprehensive income,
   net of tax:
  Unrealized holding gain
   during the year                                                        44,832                                 44,832
                                                          ---------      -------                              ---------
Total comprehensive income                                  157,364       44,832                                202,196
                                                          ---------      -------                              ---------
Purchase of treasury stock
  (1,700 shares)                                                                      (25,300)                  (25,300)
Tax benefit related to
  MRP stock                                      2,730                                                            2,730
Contribution to fund ESOP loan                   4,012                                             14,968        18,980
                                    -----    ---------    ---------      -------      -------     -------     ---------
Balance at March 31, 1999           2,319    1,993,869    2,437,026       44,832     (107,206)   (124,416)    4,246,424

Comprehensive income:
Net income                                                   62,036                                              62,036
 Other comprehensive income,
   net of tax:
  Unrealized holding loss
   during the year                                                       (13,609)                               (13,609)
                                                          ---------      -------                              ---------
Total comprehensive income                                   62,036      (13,609)                                48,427
                                                          ---------      -------                              ---------
Purchase of treasury stock
  (12,241 shares)                                                                    (147,451)                 (147,451)
Contribution to fund ESOP loan                   3,392                                             16,454        19,846
                                    -----    ---------    ---------      -------      -------     -------     ---------

Balance at March 31, 2000           2,319    1,997,261    2,499,062       31,223     (254,657)   (107,962)    4,167,246
                                    -----    ---------    ---------      -------      -------     -------     ---------

Comprehensive income:
Net loss                                                    (39,007)                                            (39,007)
 Other comprehensive income,
   net of tax:
  Unrealized holding gain
   during the year                                                        15,559                                 15,559
                                                          ---------      -------                              ---------
Total comprehensive income                                  (39,007)      15,559                                (23,448)
                                                          ---------      -------                              ---------
Purchase of treasury stock
  (5,575 shares)                                                                      (66,900)                  (66,900)
Contribution to fund ESOP loan                   3,616                                             18,088        21,704
                                    -----    ---------    ---------      -------      -------     -------     ---------
Balance at March 31, 2001         $ 2,319    2,000,877    2,460,055       46,782     (321,557)    (89,874)    4,098,602
                                    =====    =========    =========      =======      =======     =======     =========


See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                 Years Ended March 31,
                                                                         -------------------------------------
                                                                            2001         2000         1999
                                                                            ----         ----         ----
Cash flows from operating activities:
  Net income (loss)                                                   $    (39,007)      62,036      157,364
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                                           90,835       47,049       28,164
     Amortization of cost of stock benefit plans                            21,704       19,846       18,980
     Federal Home Loan Bank stock dividend                                 (14,100)      (3,100)           -
     Provision for loan losses                                              40,829        6,000        6,000
     Decrease in deferred income                                              (442)      (7,142)      (1,519)
     (Increase) decrease in current and deferred federal
       and state income taxes                                                9,269      (31,713)      20,528
     (Increase) decrease in accrued interest receivable                   (121,751)         776       48,597
     Increase (decrease) in accrued interest payable                       136,475       15,002      (39,999)
     Change in prepaid and accrued items, net                              (98,207)     350,078      527,798
                                                                        ----------   ----------    ---------

Net cash provided by operating activities                                   25,605      458,832      765,913
                                                                        ----------   ----------    ---------

Cash flows from investing activities:
     Purchase of investment securities,
       available for sale                                                        -            -     (100,000)
     Proceeds from maturities of investment securities,
       held to maturity                                                          -            -      500,000
     Purchase of mortgage-backed securities,
         held to maturity                                               (6,888,224)    (991,250)           -
     Proceeds from repayments of mortgage-backed
       securities, held to maturity                                        961,864      353,631      693,683
     Purchase of Federal Home Loan Bank stock                                    -       (5,900)           -
     Disbursements for loans originated or purchased                   (20,966,887)  (4,689,865)  (9,751,611)
     Loan repayments                                                     8,077,608    4,461,070    7,357,914
     Participation loans sold                                               82,743      707,011      730,946
     Property and equipment expenditures                                   (19,018)  (1,139,097)    (382,125)
                                                                        ----------   ----------   ----------

Net cash provided for investing activities                             (18,751,914)  (1,304,400)    (951,193)
                                                                        ----------   ----------   ----------

Cash flows from financing activities:
     Purchase of treasury stock                                            (66,900)    (147,451)     (25,300)
     Deposit receipts                                                   42,295,532   15,562,103    8,711,886
     Deposit withdrawals                                               (29,490,329) (12,763,981)  (8,521,811)
     Interest credited to deposit accounts                               1,941,717    1,229,981      975,592
     Increase (decrease) in advance payments by
      borrowers for taxes and insurance                                     11,601       (4,322)       6,482
                                                                        ----------   ----------   ----------

Net cash provided by financing activities                               14,691,621    3,876,330    1,146,849
                                                                        ----------   ----------   ----------

Increase (decrease) in cash and cash equivalents                        (4,034,688)   3,030,762      961,569
Cash and cash equivalents at beginning of year                          11,169,909    8,139,147    7,177,578
                                                                        ----------   ----------   ----------

Cash and cash equivalents at end of year                              $  7,135,221   11,169,909    8,139,147
                                                                        ==========   ==========   ==========

Cash paid during the year for:
    Interest                                                          $  1,942,043    1,229,962    1,262,574
    Income taxes                                                             3,500       56,754       71,112
                                                                        ==========   ==========   ==========


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

1)       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         Other Investments, Available for Sale
         -------------------------------------

         Investment securities are recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires the use of fair value accounting for securities available for sale or trading and retains the use of the amortized cost method for investments the Company has the positive intent and ability to hold to maturity.

         SFAS No. 115 requires the classification of debt and equity securities into one of three categories: held to maturity, available for sale, or trading. Held to maturity securities are measured at amortized cost. Unrealized gains and losses on trading securities are included in income. Unrealized gains and losses on available for sale securities are excluded from income and reported net of taxes as a separate component of stockholders' equity.

         The Company has designated certain equity and debt securities as available for sale, and has recorded these investments at their current fair values. Unrealized gains and losses are recorded in a valuation account which is included, net of income taxes, as a separate component of stockholders' equity. Gains and losses on the sale of securities are determined using the specific identification method.

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

         The Company has adopted the provisions of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" which impose certain requirements on the measurement of impaired loans. These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, residential mortgage and consumer installment loans. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Management has determined that there were no material amounts of loans at March 31, 2001 and 2000, nor during the three years ended March 31, 2001, which met the definition of an impaired loan.

1)       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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

         Depreciation
         ------------

         Depreciation of office properties and equipment are accumulated on the straight-line basis over estimated lives of the various assets. Estimated lives are 15 to 40 years for office buildings, 30 years for parking lot improvements, and 5 to 10 years for furniture, fixtures and equipment.

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

1)       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         Earnings Per Share
         ------------------

         Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. ESOP shares not committed to be released are not considered to be outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

         Weighted average shares used in calculating earnings per share are summarized below:

                                                             Years Ended March 31,
                                                   -------------------------------------
                                                      2001          2000          1999
                                                      ----          ----          ----
         Weighted average number of
           common shares outstanding used
           in basic EPS calculation                  196,539       203,981       209,786
         Add common stock equivalents
           for shares issuable under
           Stock Option Plans                          2,641         2,720         3,566
                                                   ---------       -------       -------

         Weighted average number of shares
           outstanding adjusted for common
           stock equivalents                         199,180       206,701       213,352
                                                   =========       =======       =======

         Net income (loss)                         $ (39,007)       62,036       157,364
         Basic earnings (loss) per share           $    (.20)          .30           .75
         Diluted earnings (loss) per share         $    (.20)          .30           .74

2)       Mortgage-Backed Securities, Held to Maturity
         --------------------------------------------

         Mortgage-backed securities are summarized as follows:

                                                             Gross         Gross
                                            Amortized     Unrealized     Unrealized      Fair
                                               Cost          Gains         Losses        Value
                                            ---------      ----------    ----------    ---------
         March 31, 2001
         --------------
           Participation Certificates:
             FHLMC                          $   392,761          402         6,763        386,400
             GNMA                             3,260,165       94,135             -      3,354,300
             FNMA                             3,848,991       31,509             -      3,880,500
                                            -----------      -------        ------      ---------

                                            $ 7,501,917      126,046         6,763      7,621,200
                                            ===========      =======        ======      =========


         Weighted average interest rate            7.40%
                                                   ====


         March 31, 2000
         --------------

           Participation Certificates:
             FHLMC                          $    54,359          831           290         54,900
             GNMA                             1,151,003       16,797             -      1,167,800
             FNMA                               370,195            -         2,295        367,900
                                            -----------       ------        ------      ---------

                                            $ 1,575,557       17,628         2,585      1,590,600
                                            ===========       ======        ======      =========


         Weighted average interest rate            7.24%
                                                   ====

3)       Loans Receivable
         ----------------

         Loans receivable are summarized as follows:

                                                                      March 31,
                                                              --------------------------
                                                                   2001           2000
                                                                   ----           ----
         Mortgage loans:
            One-to-four family                                $ 22,578,763    17,677,995
            Multi-family                                           609,277       253,884
            Nonresidential                                       1,588,884       808,381
            Construction                                         1,090,000     2,047,848
                                                              ------------    ----------

         Total mortgage loans                                   25,866,924    20,788,108
                                                              ------------    ----------

         Other loans:
            Secured lines of credit                              3,590,744             -
            Business loans                                       1,755,688             -
            Loans on deposit accounts                              164,968        26,061
            Consumer loans                                         644,825       191,497
                                                              ------------    ----------

         Total other loans                                       6,156,225       217,558
                                                              ------------    ----------

         Total loans receivable                                 32,023,149    21,005,666
                                                              ------------    ----------

         Less:
            Loans in process                                       500,521     1,235,476
            Deferred loan fees and discounts,
             net of premiums                                        78,751        79,193
            Allowance for loan losses                               99,000        58,171
                                                              ------------    ----------

         Loans receivable, net                                $ 31,344,877    19,632,826
                                                              ============    ==========


         Weighted average interest rate                               7.51%         7.38%
                                                                      ====          ====

         There were no loans delinquent three months or more at March 31, 2001 and 2000 respectively. The Bank has established a loan loss reserve of $99,000 as required by its internal policies.

         Activity in the allowance for loan losses is summarized as follows:

                                                            Years Ended March 31,
                                                    ------------------------------------
                                                      2001          2000          1999
                                                      ----          ----          ----
         Balance, beginning of year                 $ 58,171        52,171        40,171

         Provision for loan losses                    40,829         6,000         6,000

         Charge-offs                                       -             -             -
                                                    --------        ------        ------

         Balance, end of year                       $ 99,000        58,171        46,171
                                                    ========        ======        ======

         The Bank has pledged approximately $472,000 in single-family mortgage loans as collateral to secure deposits in excess of Federal Deposit Insurance Corporation insurance limitations. The balances of these loans are at least 110% of the non- insured deposits at March 31, 2001, in accordance with the terms of the executed collateralization agreements with various depositors.

4)       Other Investments, Available for Sale
         -------------------------------------

         This portfolio is being accounted for at fair value in accordance with SFAS No. 115. A summary of other investments available for sale is as follows:

                                                        Gross       Gross
                                           Amortized  Unrealized  Unrealized     Fair
                                              Cost      Gains       Losses       Value
                                           ---------  ----------  ----------   ---------
         March 31, 2001
         --------------

         Corporate equity securities       $ 100,000    70,000           -       170,000
         Corporate debt securities           100,000         -       7,000        93,000
                                           ---------    ------      ------       -------

                                           $ 200,000    70,000       7,000       263,000
                                           =========    ======      ======       =======

         March 31, 2000
         --------------

         Corporate equity securities       $ 100,000    70,000           -       170,000
         Corporate debt securities           100,000         -      21,250        78,750
                                           ---------    ------      ------       -------

                                           $ 200,000    70,000      21,250       248,750
                                           =========    ======      ======       =======

         There were no sales from this portfolio during the years ended March 31, 2001, 2000 and 1999 respectively. In addition, during the current period, the increase in net unrealized gains of $14,250, adjusted for the tax effect of $1,309, resulted in a $15,559 credit to stockholders' equity.

5)       Accrued Interest Receivable
         ---------------------------

         Accrued interest receivable is summarized as follows:

                                                                         March 31,
                                                                 ------------------------
                                                                     2001           2000
                                                                     ----           ----
         Interest-bearing deposits                                $  14,422        17,616
         Mortgage-backed securities                                  48,489         9,395
         Loan receivable                                            208,220       122,281
         Other                                                        2,294         2,382
                                                                  ---------       -------
                                                                  $ 273,425       151,674
                                                                  =========       =======

6)       Office Properties and Equipment
         -------------------------------

         Office properties and equipment are summarized as follows:

                                                                        March 31,
                                                                 -----------------------
                                                                    2001          2000
                                                                    ----          ----
         Cost:
           Land - Cicero                                       $    25,532        25,532
           Land - North Riverside                                  351,975       351,975
           Office building - Cicero                                426,631       426,631
           Office building - North Riverside                       754,828       753,613
           Furniture, fixtures and equipment                       451,629       433,826
           Automobile                                               36,511        36,511
                                                                 ---------     ---------
                                                                 2,047,106     2,028,088

         Less accumulated depreciation                             470,549       379,714
                                                                 ---------     ---------

                                                               $ 1,576,557     1,648,374
                                                                 =========     =========

         Depreciation of office properties and equipment for the years ended March 31, 2001, 2000 and 1999 amounted to $90,835, $47,049, and $28,164 respectively.

7)       Prepaid Expenses and Other Assets
         ---------------------------------

         Prepaid expenses and other assets consist of the following:

                                                                        March 31,
                                                                 -----------------------
                                                                    2001          2000
                                                                    ----          ----
         Current federal and state income tax
           overpayment - net                                   $    48,973        50,620
         Prepaid insurance                                          12,626        14,635
         Other prepaid expenses                                     22,079        30,639
         Cash surrender value of corporate-owned
           life insurance                                           86,263        66,900
         Amounts due on loans serviced by others                 1,233,612       179,514
         Other                                                     125,965         2,087
                                                                 ---------     ---------

                                                               $ 1,529,518       344,395
                                                                 =========     =========

8)       Deposits
         --------

         Deposit accounts are summarized as follows:

                                                                      March 31,
                                                                ------------------------
                                                                   2001          2000
                                                                   ----          ----
         Passbook accounts                                    $  6,217,668     5,743,002
         Certificates                                           31,659,831    23,181,196
         Demand deposit and money market accounts                7,327,041     1,533,422
                                                                ----------    ----------

           Total                                              $ 45,204,540    30,457,620
                                                                ==========    ==========

         The composition of deposit accounts by interest rate is as follows:

                                                                      March 31,
                                                                ------------------------
                                                                   2001          2000
                                                                   ----          ----
         Non-interest bearing                                 $    851,334       265,115
         1.00 - 2.99%                                            6,650,627     5,994,610
         3.00 - 3.99                                                59,094        32,771
         4.00 - 4.99                                             6,731,096     3,654,989
         5.00 - 5.99                                             5,503,536    11,245,441
         6.00 - 6.99                                            23,200,504     9,264,694
         7.00 - 7.99                                             2,208,349          -
                                                                ----------    ----------

           Total                                              $ 45,204,540    30,457,620
                                                                ==========    ==========

         The weighted average interest rate on deposit accounts at March 31, 2001 and 2000 was 5.47% and 4.97% respectively.

         A summary of certificates of deposit that mature during the twelve-month periods indicated is as follows:

                                                                      March 31,
                                                                ------------------------
                                                                   2001          2000
                                                                   ----          ----
         Twelve month period ended March 31, 2001             $       -       16,685,638
         Twelve month period ended March 31, 2002               26,647,720     6,024,854
         Twelve month period ended March 31, 2003                4,324,825       194,986
         Twelve month period ended March 31, 2004                  424,007       119,847
         Twelve month period ended March 31, 2005                   45,832       155,871
         Twelve month period ended March 31, 2006
           and thereafter                                          217,447          -
                                                                ----------    ----------

           Total                                              $ 31,659,831    23,181,196
                                                                ==========    ==========

         Interest expense on deposits consists of the following:

                                                         Years Ended March 31,
                                                   -------------------------------------
                                                      2001          2000          1999
                                                      ----          ----          ----
         Passbooks                               $   152,632       147,544       156,253
         Certificates                              1,717,006     1,086,131     1,065,000
         Demand deposit and
          money market accounts                      208,880        11,289         1,322
                                                   ---------     ---------     ---------

           Total                                 $ 2,078,518     1,244,964     1,222,575
                                                   =========     =========     =========

         The aggregate amount of deposit accounts with a balance of $100,000 or greater was approximately $8,041,000 and $6,499,000 at March 31, 2001 and 2000 respectively. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

9)       Borrowed Money
         --------------

         In connection with the Company's initial public offering, the Bank established an Employee Stock Ownership Plan (ESOP). The ESOP was funded by the proceeds from a $177,550 loan from the Company. The loan carries an interest rate of nine and one- half percent and matures in the year 2005. The loan is secured by the shares of the Company purchased with the loan proceeds. The Bank has committed to make contributions to the ESOP sufficient to allow the ESOP to fund the debt service requirements of the loan.

10)      Other Liabilities
         -----------------

         Other liabilities include the following:
                                                               March 31,
                                                       -----------------------
                                                          2001          2000
                                                          ----          ----

         Deferred income tax liability (a)             $  68,390        62,077
         Accrued interest on deposits                    246,019       109,544
         Accrued real estate taxes                        80,000        41,000
         Accrued audit fees                               16,450        15,300
         Other accounts payable                           62,703        68,388
                                                       ---------       -------

                                                       $ 473,562       296,309
                                                       =========       =======

         (a) The approximate tax effect of temporary differences that give rise to the Company's net deferred tax liability at March 31, 2001 and 2000 under SFAS No. 109 is as follows:

                                                        Assets      Liabilities        Net
               March 31, 2001                           ------      -----------        ---
               --------------
               Loan fees deferred for
                financial reporting purposes           $      -             -              -
               Accelerated depreciation for
                tax purposes                                  -        58,387         58,387
               Bad debt reserves established
                for financial reporting purposes        (35,595)            -        (35,595)
               Increases to tax bad debt reserves
                since April 1, 1988                           -        23,196         23,196
               Unrealized gain on securities
                available for sale                            -        16,218         16,218
               Stock dividends deferred for
                tax purposes                                  -         6,184          6,184
                                                       --------       -------        -------

                  Total                                $(35,595)      103,985         68,390
                                                       ========       =======        =======

               March 31, 2000
               --------------
               Loan fees deferred for
                financial reporting purposes           $   (253)            -           (253)
               Accelerated depreciation for
                tax purposes                                  -        33,675         33,675
               Bad debt reserves established
                for financial reporting purposes        (20,915)            -        (20,915)
               Increases to tax bad debt reserves
                since April 1, 1988                           -        30,928         30,928
               Unrealized gain on securities
                available for sale                            -        17,527         17,527
               Stock dividend deferred for
                tax purposes                                  -         1,115          1,115
                                                       --------       -------        -------

                  Total                                $(21,168)       83,245         62,077
                                                       ========       =======        =======

11)      Officer, Director and Employee Plans
         ------------------------------------

         Stock Option Plan
         -----------------

         On July 12, 1995, the stockholders of the Company approved the West Town Bancorp, Inc. Stock Option Plan. This is an incentive stock option plan for the benefit of the officers and employees of the Company and its affiliates and a directors' stock option plan for the benefit of outside directors of the Company. The number of shares authorized under the Plan is 22,194, equal to 10.0% of the total number of shares issued in the Conversion. As of March 31, 2001, 19,429 options had been granted, which are exercisable at a rate of 20% per year and expire ten years from the date of grant. The following is an analysis of the stock option activity for each of the years in the three year period ended March 31, 2001 and the stock options outstanding at the end of the respective periods:

                                                                    Exercise Price
                                                              --------------------------
                                                 Number
         Options                                of Shares       Per Share        Total
         -------                                ---------     ------------     ---------
         Outstanding at April 1, 1998             16,171     $ 10.00-11.00     $ 162,358
         Granted                                     748             12.00         8,976
         Exercised                                     -                               -
         Forfeited                                     -                               -
                                                  ------     -------------     ---------
         Outstanding at March 31, 1999            16,919       10.00-12.00       171,334
         Granted                                     700             12.00         8,400
         Exercised                                     -                               -
         Forfeited                                     -                               -
                                                  ------     -------------     ---------
         Outstanding at March 31, 2000            17,619       10.00-12.00       179,734
         Granted                                     700             12.00         8,400
         Exercised                                     -                               -
         Forfeited                                     -                               -
                                                  ------     -------------     ---------
         Outstanding at March 31, 2001            18,319     $ 10.00-12.00     $ 188,134
                                                  ======     =============     =========

         Exercisable at March 31, 2001            16,279     $ 10.00-12.00     $ 164,617
                                                  ======     =============     =========
         Options available for future
           grants at March 31, 2001                2,765
                                                  ======

         The weighted average fair value of options granted during the years ended March 31, 2001, 2000 and 1999 was $12.00, $12.00 and $12.00,
         respectively. As of March 31, 2001, the weighted average exercise price for options outstanding was $10.11 with a weighted average remaining contractual life of 4.9 years.

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

         The Company has implemented SFAS No. 123 "Accounting for Stock-Based Compensation". The Company has retained its accounting method for its stock based compensation plans. This statement has only resulted in additional disclosures for the Company, and as such, its adoption did not have, nor is it expected to have, a material impact on the Company's financial condition or its results of operations.

         ------------------------------------------------

         The following summarizes the pro forma net income as if the fair value method of accounting for stock-based compensation plans had been utilized:

                                                         Years Ended March 31,
                                                   -----------------------------------
                                                      2001          2000          1999
                                                      ----          ----          ----

         Net income (loss) (as reported)           $ (39,007)       62,036       157,364
         Pro forma net income (loss)                 (42,305)       58,882       154,354

         Earnings (loss) per share -
           diluted (as reported)                   $    (.20)          .30           .74
         Pro forma diluted earnings (loss)
           per share                                    (.21)          .28           .72

         The pro forma results presented above may not be representative of the effects reported in pro form net income for future years.

         Employee Stock Ownership Plan
         -----------------------------

         In conjunction with the Conversion, the Bank formed an Employee Stock Ownership Plan ("ESOP"). The ESOP covers substantially all employees with more than one year of employment and who have attained the age of
         21. The ESOP borrowed $177,550 from the Company and purchased 17,755 common shares issued in the Conversion. The Bank will make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. In accordance with generally accepted accounting principles, the unpaid balance of the ESOP loan, which is comparable to unearned compensation, is reported as a reduction of stockholders' equity. Total contributions by the Bank to the ESOP which were used to fund principal and interest payments on the ESOP debt totaled $27,569, $27,569 and $27,569 for the years ended March 31, 2001, 2000 and 1999, respectively.

         Statement of Position No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP No. 93-6") provides guidance for accounting for all ESOPs. SOP No. 93-6 requires that the issuance or sale of treasury shares to the ESOP be reported when the issuance or sale occurs and that compensation expense be recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. In addition, SOP No. 93-6 requires that leveraged ESOP debt and related interest expense be reflected in the employer's financial statements. Prior practice was to recognize compensation expenses based on the amount of the employer's contributions to the ESOP. The application of SOP No. 93-6 results in fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock; however, any such compensation expense fluctuations will result in an offsetting adjustment to additional paid-in capital. Additional compensation expense, recognized as a result of the implementation of this accounting principle, was $3,616, $3,392, and $4,012 for the years ended March 31, 2001, 2000 and
         1999 respectively.

12)  Income Taxes
     ------------

     As a result of legislation that changed the method used by many savings banks to calculate their bad debt reserve for federal income tax purposes, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture is occurring over a six year period. The commencement of the recapture by the Bank was delayed two years as the Bank met certain residential lending requirements. For the three years ended December 31, 2001, the Bank recaptured approximately $64,500 in excess bad debt reserves resulting in tax payments of approximately $20,000 which were previously accrued. The pre-1988 reserve provisions are subject only to recapture requirements if the Bank no longer qualifies as a thrift. Tax bad debt deductions accumulated prior to 1988 by the Bank and included in retained earnings total approximately $412,000. No deferred income taxes have been provided for these bad debt deductions and no recapture of these amounts is anticipated.

     The provision for income taxes (benefit) consists of the following:

                                                            Years Ended March 31,
                                                    ------------------------------------
                                                       2001          2000          1999
                                                       ----          ----          ----
Current (benefit)                                  $ (39,333)       10,390        82,708
Deferred                                               7,622        13,794         8,932
                                                   ---------        ------        ------

                                                   $ (31,711)       24,184        91,640
                                                   =========        ======        ======

         A reconciliation of the statutory federal income tax rate to effective income tax rate is as follows:

                                                            Years Ended March 31,
                                                    -----------------------------------
                                                      2001          2000          1999
                                                      ----          ----          ----
Statutory federal income tax rate                    (34.0)%        34.0          34.0
Surtax exemption                                      (5.0)        (11.7)         (2.6)
State income tax                                      (4.7)          6.2           4.7
Other                                                 (1.1)          (.5)           .7
                                                    ------         -----         -----

         Effective income tax rate                   (44.8)%        28.0          36.8
                                                    ======         =====         =====

         Deferred income tax expense consists of the following tax effects of timing differences:

                                                            Years Ended March 31,
                                                    ------------------------------------
                                                       2001          2000          1999
                                                       ----          ----          ----
Loan fees                                          $     253         1,280         1,447
Book loan loss provision in excess
 of tax bad debt deduction                           (14,680)       (2,157)       (2,158)
Compensation related expenses                              -             -        10,330
Depreciation                                          24,712        21,288         7,048
Recapture of bad debt reserve                         (7,732)       (7,732)       (7,735)
Stock dividends deferred for
 tax purposes                                          5,069         1,115             -
                                                   ---------       -------       -------

                                                   $   7,622        13,794         8,932
                                                   =========       =======       =======

13)  Regulatory Capital Requirements
     -------------------------------

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum total requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off- balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to quantitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table below, of the total risk-based and core capital, as defined in the regulations. Management believes, as of March 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

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

     At March 31, 2001 and 2000, the Bank's actual capital amounts and ratios, minimum amounts and ratios required for capital adequacy purposes and minimum amounts and ratios to meet the well-capitalized criteria under prompt corrective action provisions, are as follows:

                                                                                     To Be Well-
                                                                                   Capitalized Under
                                                                   For Capital     Prompt Corrective
                                         Actual                Adequacy Purposes     Action Provisions
                                 ----------------------------------------------------------------------
                                  Amount       Ratio            Amount      Ratio      Amount    Ratio
                                 ----------------------------------------------------------------------
     March 31, 2001
     --------------

     Risk-based               $ 3,374,982      13.27%       $ 2,034,890     8.00%   $ 2,543,610  10.00%
     Core                       3,275,982       6.68          1,471,930     3.00      2,453,201   5.00

     March 31, 2000
     --------------

     Risk-based               $ 3,353,181      23.01%       $ 1,165,760     8.00%   $ 1,457,200  10.00%
     Core                       3,295,010       9.65          1,024,820     3.00      1,708,030   5.00

                                                        Core      Risk-based
                                                       Capital     Capital
                                                     ----------   ----------
     March 31, 2001
     --------------

     Stockholders' equity of the Bank                $ 3,275,982    3,275,982
     General loss allowances                                   -       99,000
                                                     -----------   ----------

     Regulatory capital computed                     $ 3,275,982    3,374,982
                                                     ===========   ==========

     March 31, 2000
     --------------

     Stockholders' equity of the Bank                $ 3,295,010    3,295,010
     General loss allowances                                   -       58,171
                                                     -----------   ----------

     Regulatory capital computed                     $ 3,295,010    3,353,181
                                                     ===========   ==========

14)  Stockholders' Equity
     --------------------

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

15)  Financial Instruments with Off-Balance Sheet Risk
     -------------------------------------------------

     The Company is a party to various transactions with off-balance sheet risk in the normal course of business. These transactions are primarily commitments to originate and to purchase loans. These financial instruments carry varying degrees of credit and interest-rate risk in excess of amounts recorded in the consolidated financial statements.

     Commitments to originate mortgage loans of $1,581,000 at March 31, 2001 represent amounts which the Bank plans to fund within the normal commitment period of 60 to 90 days. Of this amount, $580,000 are in fixed rate commitments with rates ranging from 6.75% to 7.25% and $1,001,0000 are in adjustable rate commitments. Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Bank adequately controls its credit risk on these commitments, as it does for loans recorded on the balance sheet. The Bank conducts all of its lending activities in the Chicagoland area. Management believes the Bank has a diversified loan portfolio and the concentration of lending activities in these local communities does not result in an acute dependency upon economic conditions of the lending region.

     The Bank has approved, but unused, home equity lines of credit of approximately $486,000 at March 31, 2001. Approval of lines of credit is based upon underwriting standards that generally do not allow total borrowings, including the line of credit, to exceed 80% of the estimated fair value of the customer's home. In addition, the Bank has approved but unused equity lines of credit on various construction and commercial projects of approximately $970,000 at March 31, 2001.

     The Federal Home Loan Bank of Chicago has issued an irrevocable letter of credit for $510,000 to the State of Illinois on behalf of the Bank in order to secure deposits totaling $502,952.

16)  Contingencies
     -------------

     The Bank is, from time to time, a party to certain lawsuits arising in the ordinary course of its business, wherein it enforces its security interest. Management, based upon discussions with legal counsel, believes that the Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

17)      Disclosures About the Fair Value of Financial Instruments
         ---------------------------------------------------------

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

         The estimated fair values of the Company's financial instruments as of March 31, 2001 and 2000 are as follows:

                                                                    March 31, 2001
                                                             ---------------------------
                                                              Carrying          Fair
                                                               Amount           Value
                                                             ----------       ----------
         Financial assets:
           Cash and cash equivalents                          $  7,135,221     7,135,221
           Mortgage-backed securities                            7,501,917     7,621,200
           Loans receivable, gross                              32,023,149    32,980,600
           Other investments, available for sale                   263,000       263,000

         Financial liabilities:
           Deposits                                             45,204,540    45,127,700


                                                                    March 31, 2000
                                                             ---------------------------
                                                              Carrying          Fair
                                                               Amount           Value
                                                             ----------       ----------
         Financial assets:
           Cash and cash equivalents                          $ 11,169,909    11,169,909
           Mortgage-backed securities                            1,575,557     1,590,600
           Loans receivable, gross                              21,005,666    20,671,700
           Other investments, available for sale                   248,750       248,750

         Financial liabilities:
           Deposits                                             30,457,620    29,930,700

18)      Condensed Parent Company Only Financial Statements
         --------------------------------------------------

         The following condensed statements of financial condition, as of March 31, 2001 and 2000, and condensed statements of income and cash flows for the years ended March 31, 2001, 2000 and 1999 for West Town Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                       Statements of Financial Condition
                              ------------------

                                                                       March 31,
                                                               -------------------------
                                                                    2001          2000
                                                                    ----          ----
         Assets
         ------

         Cash and cash equivalents                             $   406,173       347,614
         Loans receivable                                          198,363       305,397
         Other investments, available for sale                     263,000       248,750
         Accrued interest receivable                                 3,027         3,033
         Equity investment in subsidiaries                       3,353,786     3,394,518
         Other assets                                                4,475         4,847
                                                               -----------     ---------

                                                                 4,228,824     4,304,159
                                                               ===========     =========

         Liabilities and Stockholders' Equity
         ------------------------------------

         Accrued taxes and other liabilities                        52,418        37,405
         Common stock                                                2,319         2,319
         Additional paid-in capital                              1,988,807     1,988,807
         Retained earnings                                       2,460,055     2,499,062
         Accumulated other comprehensive income,
          net of income taxes                                       46,782        31,223
         Treasury stock, at cost                                  (321,557)     (254,657)
                                                               -----------     ---------

                                                               $ 4,228,824     4,304,159
                                                               ===========     =========

                                         Statements of Income
                                         --------------------

                                                           Years Ended March 31,
                                                   -------------------------------------
                                                       2001          2000         1999
                                                       ----          ----         ----
         Interest income                           $  54,457        57,254        56,571
         Loan fees and service charges                   351         1,667           633
         Non-interest expense                        (51,918)      (32,072)      (33,234)
                                                     -------       -------       -------

         Net income before income taxes and
           equity in earnings of subsidiaries          2,890        26,849        23,970
         Provision for income taxes                   (1,165)       (5,613)       (7,970)
                                                     -------       -------       -------

         Net income before equity in
           earnings of subsidiaries                    1,725        21,236        16,000
         Equity in earnings (loss) of subsidiaries   (40,732)       40,800       141,364
                                                     -------       -------       -------

         Net income (loss)                         $ (39,007)       62,036       157,364
                                                     =======       =======       =======

18)      Condensed Parent Company Only Financial Statements (continued)
         --------------------------------------------------------------

                            Statements of Cash Flows
                                 -------------

                                                              Years Ended March 31,
                                                       --------------------------------------
                                                           2001          2000          1999
                                                           ----          ----          ----
         Operating activities:
           Net income (loss)                            $ (39,007)       62,036       157,364
           Equity in (earnings) loss of
              subsidiaries                                 40,732       (40,800)     (141,364)
           Decrease in accrued interest receivable              6         3,198        11,183
           Change in prepaid and accrued items, net        16,694        21,280         3,190
                                                        ---------       -------       -------

         Net cash provided by
           operating activities                            18,425        45,714        30,373
                                                        ---------       -------       -------

         Investing activities:
           Purchase of investment securities,
             available for sale                                 -             -      (100,000)
           Loan disbursements                             (20,686)     (286,753)     (182,736)
           Loan repayments                                127,720       187,321       274,164
                                                        ---------       -------       -------

         Net cash provided by (for)
           investing activities                           107,034       (99,432)       (8,572)
                                                        ---------       -------       -------

         Financing activities:
           Purchase of treasury stock                     (66,900)     (147,451)      (25,300)
                                                        ---------       -------       -------

         Net cash provided for
           financing activities                           (66,900)     (147,451)      (25,300)
                                                        ---------       -------       -------

         Increase (decrease) in cash and
            cash equivalents                               58,559      (201,169)       (3,499)

         Cash and cash equivalents at
            beginning of year                             347,614       548,783       552,282
                                                        ---------       -------       -------

         Cash and cash equivalents at
            end of year                                 $ 406,173       347,614       548,783
                                                        =========       =======       =======