Form 10QSB
period 2001-06-30
WEST TOWN BANCORP INC
filed 2001-08-02
CIK 926867

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001


                                      OR

(_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

                           Yes    X      No_________
                               --------

                 Transitional Small Business Disclosure Format

                           Yes_________  No    X
                                           ---------


     As of August 3, 2001, the issuer had 204,787 shares of common stock issued and outstanding; see accompanying notes.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

Part I.  FINANCIAL INFORMATION                                               PAGE
                                                                             ----
     Item 1.   Financial Statements
                 Consolidated Statements of Financial Condition
                 June 30, 2001 (unaudited) and March 31, 2001                  3

                 Consolidated Statements of Income, Three
                 Months Ended June 30, 2001 and 2000 (unaudited)               4

                 Consolidated Statements of Stockholders' Equity,
                 Three Months Ended June 30, 2001 (unaudited)                  5

                 Consolidated Statements of Cash Flows, Three
                 Months Ended June 30, 2001 and 2000 (unaudited)               6

                 Notes to Consolidated Financial Statements                  7-8

     Item 2.  Management's Discussion and Analysis or Plan of Operation     9-13

Part II.       OTHER INFORMATION                                              14

               Signatures                                                     15

               Index to Exhibits                                              16

               Earnings per Share Analysis (Exhibit 11)                       17

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                Consolidated Statements of Financial Condition



                                                            June 30,     March 31,
                                                          -----------   ----------
                                                             2001          2001
                                                          -----------   ----------
Assets                                                    (unaudited)
--------
Cash and amounts due from depository institutions          $   415,683      370,160
Interest-bearing deposits                                    7,860,292    6,765,061
                                                           -----------   ----------
   Total cash and cash equivalents                           8,275,975    7,135,221
Mortgage-backed securities, held to maturity
  (fair value:  June 30, 2001 - $8,904,800;
  March 31, 2001 - $7,621,200)                               8,845,462    7,501,917
Loans receivable (net of allowance for
  loan losses:  June 30, 2001 - $108,000;
  March 31, 2001 - $99,000)                                 31,390,378   31,344,877
Stock in Federal Home Loan Bank of Chicago                     280,600      200,500
Other investments, available for sale, at fair value           270,000      263,000
Accrued interest receivable                                    271,654      273,425
Office properties and equipment - net                        1,554,083    1,576,557
Prepaid expenses and other assets                            1,273,880    1,529,518
                                                           -----------   ----------

   Total assets                                             52,162,032   49,825,015
                                                           ===========   ==========


Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                    47,459,838   45,204,540
Advance payments by borrowers for taxes and insurance           88,307       48,311
Other liabilities                                              502,996      473,562
                                                           -----------   ----------
   Total liabilities                                        48,051,141   45,726,413
                                                           -----------   ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                   -            -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued and
  204,787 shares outstanding at
  June 30, 2001 and March 31, 2001                               2,319        2,319
Additional paid-in capital                                   2,001,859    2,000,877
Retained earnings, substantially restricted                  2,464,501    2,460,055
Accumulated other comprehensive income,
  net of income taxes                                           48,731       46,782
Treasury stock, at cost (27,141 shares at
  June 30, 2001 and March 31, 2001)                           (321,557)    (321,557)
Common stock acquired by Employee Stock Ownership Plan         (84,962)     (89,874)
                                                           -----------   ----------

   Total stockholders' equity                                4,110,891    4,098,602
                                                           -----------   ----------

   Total liabilities and stockholders' equity              $52,162,032   49,825,015
                                                           ===========   ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                       Consolidated Statements of Income



                                                           Three Months Ended
                                                                 June 30,
                                                           -----------------
                                                             2001      2000
                                                           --------  -------
                                                               (unaudited)
Interest income:
 Loans                                                     $589,548  389,108
 Mortgage-backed securities                                 155,254   49,144
 Investment securities                                        2,750    2,750
 Interest-bearing deposits                                   90,207  165,788
 Dividends on FHLB stock                                      4,291    3,360
                                                           --------  -------
  Total interest income                                     842,050  610,150
                                                           --------  -------

Interest expense:
 Deposits                                                   600,056  419,478
                                                           --------  -------

  Net interest income before provision for loan losses      241,994  190,672
Provision for loan losses                                     9,000    1,500
                                                           --------  -------
  Net interest income after provision for loan losses       232,994  189,172
                                                           --------  -------

Non-interest income:
 Loan fees and service charges                                3,260    3,308
 Rental income                                                3,032    2,915
 Deposit related fees and other income                       24,343   12,614
                                                           --------  -------
  Total non-interest income                                  30,635   18,837
                                                           --------  -------

Non-interest expense:
 Staffing costs                                             123,512  118,103
 Advertising                                                  5,077    8,115
 Occupancy and equipment expenses                            55,909   53,726
 Data processing                                             16,877   14,671
 Federal deposit insurance premiums                           1,993    1,394
 Legal, audit, and examination services                      20,308   23,005
 Other                                                       34,303   23,555
                                                           --------  -------
  Total non-interest expense                                257,979  242,569
                                                           --------  -------

Income (loss) before income taxes                             5,650  (34,560)

Provision for income taxes (benefit)                          1,204  (10,800)
                                                           --------  -------

  Net income (loss)                                        $  4,446  (23,760)
                                                           ========  =======


Earnings (loss) per share - basic                          $    .02     (.12)
                                                           --------  -------

Earnings (loss) per share - diluted                        $    .02     (.12)
                                                           --------  -------

Dividends declared per common share                        $      -        -
                                                           --------  -------


See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

          Consolidated Statements of Changes in Stockholders' Equity

                       Three Months Ended June 30, 2001
                               ----------------

                                  (Unaudited)

                                                           Accumulated                              Common
                                               Additional     Other                                 Stock
                                    Common       Paid-in    Retained    Comprehensive   Treasury   Acquired
                                     Stock       Capital    Earnings       Income        Stock     by ESOP     Total
                                  -----------   ---------   ---------   -------------  ---------  ---------  ---------
Balance at March 31, 2001          $  2,319      2,000,877  2,460,055       46,782     (321,557)   (89,874)  4,098,602

Comprehensive income:
Net income                                                      4,446                                            4,446
 Other comprehensive income,
   net of tax:
  Unrealized holding gain
   during the period                                                         1,949                               1,949
                                                            ---------     --------                         -----------

Total comprehensive income                                      4,446        1,949                               6,395
                                                            ---------     --------                         -----------

Contribution to fund ESOP loan                         982                                           4,912       5,894
                                                 ---------                                        -------- -----------

Balance at June 30, 2001           $  2,319      2,001,859  2,464,501       48,731     (321,557)   (84,962)  4,110,891
                                   ========      =========  =========     ========     ========     ====== ===========



See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES
                               ----------------

                     Consolidated Statements of Cash Flows

                                                               Three Months Ended
                                                                    June 30,
                                                            -------------------------
                                                               2001          2000
                                                               ----          ----
                                                                   (Unaudited)
Cash flows from operating activities:

  Net income (loss)                                        $      4,446      (23,760)
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                                22,474       22,216
     Amortization of cost of stock benefit plans                  5,894        4,363
     Provision for loan losses                                    9,000        1,500
     Decrease in deferred income                                 (3,715)        (720)
     Change in current and deferred income tax                   33,983       25,537
     (Increase) decrease in accrued interest receivable           1,771      (25,123)
     Increase in accrued interest payable                         9,868       43,025
     Change in prepaid and accrued items, net                   236,170     (116,288)
                                                           ------------   ----------

Net cash provided by (for) operating activities                 319,891      (69,250)
                                                           ------------   ----------

Cash flows from investing activities:
     Purchase of mortgage-backed securities                  (2,859,499)  (2,016,943)
     Proceeds from repayments of mortgage-backed
       securities                                             1,515,954       72,361
     Purchase of Federal Home Loan Bank stock                   (80,100)           -
     Disbursements for loans originated or purchased         (5,381,130)  (5,218,695)
     Loan repayments                                          5,330,344    1,186,826
     Participation loans sold                                         -       76,188
     Property and equipment expenditures                              -       (1,215)
                                                           ------------   ----------

Net cash provided for investing activities                   (1,474,431)  (5,901,478)
                                                           ------------   ----------

Cash flows from financing activities:
     Deposit account receipts                                13,196,379    9,811,667
     Deposit account withdrawals                            (11,531,678)  (6,104,312)
     Interest credited to deposit accounts                      590,597      377,020
     Increase in advance payments by borrowers
       for taxes and insurance                                   39,996       40,357
     Purchase of treasury stock                                       -      (33,900)
                                                           ------------   ----------

Net cash provided by financing activities                     2,295,294    4,090,832
                                                           ------------   ----------

Increase (decrease) in cash and cash equivalents              1,140,754   (1,879,896)

Cash and cash equivalents at beginning of period              7,135,221   11,169,909
                                                           ------------   ----------

Cash and cash equivalents at end of period                 $  8,275,975    9,290,013
                                                           ============   ==========

Cash paid during the period for:
     Interest                                              $    590,188      376,453
     Income taxes                                                     -          856
                                                           ============   ==========

See accompanying notes to consolidated financial statements.

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note A -  Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month period ended June 30, 2001, are not necessarily indicative of the results which may be expected for the entire year.

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

Note C -  Earnings Per Share
          ------------------

          Earnings per share for the three month periods ended June 30, 2001 and 2000 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

-----------------------------------------


Note E -  Effect of New Accounting Standards
          ----------------------------------

          In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 140 supersedes and replaces FASB SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly, SFAS No. 140 is now the authoritative accounting literature for transfers and servicing of financial assets and Extinguishments of liabilities. SFAS No. 140 also includes several additional disclosure requirements in the area of securities financial assets and collateral arrangements. The provisions of SFAS No. 140 related to transfers of financial assets are to be applied to all transfers of financial assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in SFAS No. 140 were effective for fiscal years ending after December 15, 2000. The Company adopted this statement as of April 1, 2001, and this implementation did not have a material impact on its financial position or results of operations.

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

                            WEST TOWN BANCORP, INC.
                               AND SUBSIDIARIES

                     Management's Discussions and Analysis
               of Financial Condition and Results of Operations


Financial Condition
-------------------

     The assets of West Town Bancorp, Inc. (the "Company") increased approximately $2.3 million, or 4.69%, for the three month period ended June 30, 2001. This increase was primarily the result of new deposits totaling approximately $2.3 million. These deposits funded loan originations and purchases as well as purchases of mortgage-backed securities.

     Net loans receivable remained relatively constant for the three months ended June 30, 2001. During that period, the Bank originated or purchased approximately $5.4 million in loans which exceeded repayments of $5.3 million during the same period. Mortgage-backed securities increased $1.4 million, or 17.91% for the three months ended June 30, 2001 as the Bank purchased $2.9 million in new securities which exceeded repayments of $1.5 million.

     The Bank experienced an increase in savings deposits for the three month period of approximately $2.3 million, or 4.99%. This increase was primarily the result of deposits generated by the branch office.

     Stockholders' equity increased approximately $12,000, or .30%, for the three month period ended June 30, 2001. This increase was primarily the result of the net income for the three months of $4,000. As of June 30, 2001, the book value per common share outstanding was $20.07.

Analysis of Operations
----------------------

     Net income of $4,000 was recognized for the three months ended June 30, 2001 as compared to a net loss of $24,000 for the same period in 2000. This $28,000 increase in net income was due primarily to an increase in average interest-earning assets which resulted in an increase in net interest income of $51,000, partially offset by an increase in operating expenses of $15,000.

     Interest income increased by $232,000 for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. This was the result of an increase in the average yield on average interest earning assets as well as an increase in the average balance of interest-earning assets. The average balance of those assets increased to approximately $47.1 million from $34.7 million for the three months ended June 30, 2001 and 2000, respectively. The average yield on average interest-earning assets increased from 7.04% for the three months ended June 30, 2000 to 7.08% for the three months ended June 30, 2001.

     Interest expense increased to $600,000 from $419,000 for the three months ended June 30, 2001 compared to the same period in 2000. This increase was attributable to an increase in the average rate paid on liabilities as well as an increase in the average balance of interest-bearing liabilities. The average balance increased approximately $13.7 million for the three months ended June 30, 2001 as compared to the average balance at June 30, 2000. The average rate on average interest-bearing liabilities increased from 5.14% for the three months ended June 30, 2000 to 5.18% for the three months ended June 30, 2001.

----------------------------------

     The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $9,000 and $1,500 were made for the three month periods ended June 30, 2001 and 2000 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

     Non-interest income increased $12,000 for the three months ended June 30, 2001 as compared to the same period in 2000. This was the result of increased checking account fees.

     Non-interest expense increased to $258,000 from $243,000 for the three months ended June 30, 2001 from the three months ended June 30, 2000. The increase was attributable to slight increases in compensation, occupancy and equipment, and data processing expenses.

     The provision for income taxes increased $12,000 for the three months ended June 30, 2001 as compared to the same period in 2000. This increase is the direct result of the increase in pre-tax income of $40,000 between the comparable periods.

     On June 30, 2000, the Bank, through its wholly owned subsidiary, West Town Insurance Agency, purchased 2,500 shares of 23.7% of the issued and outstanding stock of Commercial Loan Corporation ("CLC") at a purchase price of $125,000. CLC, which is owned by Chicagoland financial institutions, processes, underwrites, documents and services commercial loans for financial institution investors. The services performed by CLC include monitoring post closing performance of the loan, preparation of loan summaries, ongoing analysis of the performance of the loan and the borrower including review of financial and operating statements of the borrower and collection and remittance of all loan payments. CLC entered into a master loan participation agreement with each of its shareholders or their affiliates, whereunder the investors would purchase participations in pools offered by CLC. As of June 30, 2001, CLC had originated 156 loans aggregating $60.0 million (includes $16.0 million of unfunded commitments), which were funded through 87 pools. The rates paid on the pools to the investors, including the Bank, ranged from 5.75% to 9.50% and consisted of both fixed and variable rates. As of June 30, 2001 the Bank had purchased an interest in the pools aggregating approximately $9.0 million.

                        Liquidity and Capital Resources
                        -------------------------------

At June 30, 2001, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 15.31% and a short-term liquid asset ratio of 13.30%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At June 30, 2001, the Bank had outstanding commitments to fund loans totaling approximately $1.0 million, and commitments to purchase mortgage-backed securities of $500,000.

The Bank was in compliance with regulatory capital requirements at June 30, 2001. Capital requirements, ratios, and balances are as follows:

                                                                                    To Be Well-
                                                                                  Capitalized Under
                                                          For Capital             Prompt Corrective
                                  Actual              Adequacy   Purposes        Action    Provisions
                         -------------------------------------------------------------------------------
                             Amount    Ratio/1/        Amount    Ratio/1/         Amount     Ratio/1/
                         -------------------------------------------------------------------------------

     June 30, 2001
     -------------
     Risk-based          $ 3,266,742     11.98%     $ 2,182,083      8.00%      $ 2,727,603     10.00%
     Core                  3,158,742      6.02        1,575,348      3.00         2,625,580      5.00

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


                                         June 30,   March 31,
                                           2001       2001
                                         --------   ---------

Non-accruing loans:
 One-to-four family....................  $      -   $       -
 Multi-family..........................         -           -
 Commercial real estate................         -           -
 Land and construction.................         -           -
                                         --------   ---------
  Total non-performing loans...........         -           -
                                         --------   ---------

 Real estate owned.....................         -           -
                                         --------   ---------

Total non-performing assets............  $      -   $       -
                                         ========   =========

Total as a percentage of total assets..         - %         - %
                                         ========   =========


In addition to the non-performing assets set forth in the table above, as of June 30, 2001, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing the allowance for loan losses.

                    Impact of Inflation and Changing Prices
                    ----------------------------------------

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


 Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995
 -----------------------------------------------------------------------------


     Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Form 10-QSB that a number of important factors could cause the Company's actual results in 2001/2002 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company's customers; changes in interest rates; the adequacy of the Bank's allowance for loan losses; competition from, among others, commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, and the United States Government; limited partnership activities; federal and state legislation, regulation and supervision of the Bank and its subsidiaries; the risk of defaults on loans; and contractual, statutory and regulatory restrictions on the Bank's ability to pay dividends to the Company.

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

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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



DATE:  August 3, 2001



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