Form 10QSB
period 2001-09-30
WEST TOWN BANCORP INC
filed 2001-11-06
CIK 926867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                           --------------------------

                                   FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001


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


         As of November 2, 2001, the issuer had 204,287 shares of common stock issued and outstanding; see accompanying notes.


                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION                                                   PAGE
                                                                                 ----

      Item 1.  Financial Statements
                 Consolidated Statements of Financial Condition

                 September 30, 2001 (unaudited) and March 31, 2001                 3

                 Consolidated Statements of Income, Three and

                 Six Months Ended September 30, 2001 and 2000 (unaudited)          4

                 Consolidated Statements of Stockholders' Equity,
                 Six Months Ended September 30, 2001 (unaudited)                   5

                 Consolidated Statements of Cash Flows,
                 Six Months Ended September 30, 2001 and 2000 (unaudited)          6

                 Notes to Financial Statements                                    7-8

      Item 2.  Management's Discussion and Analysis or Plan of Operation          9-13



Part II. OTHER INFORMATION                                                        14

         Signatures                                                               15

         Index to Exhibits                                                        16

         Earnings Per Share Analysis (Exhibit 11)                                 17

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                 Consolidated Statements of Financial Condition

                                                                September 30,    March 31,
                                                                -------------    ---------
                                                                     2001          2001
                                                                     ----          ----
                                                                 (unaudited)
Assets
------
Cash and amounts due from depository institutions              $    420,617       370,160
Interest-bearing deposits                                         7,522,737     6,765,061
                                                               ------------    ----------
   Total cash and cash equivalents                                7,943,354     7,135,221
Mortgage-backed securities, held to maturity
  (fair value:  September 30, 2001 - $13,788,500;
  March 31, 2001 - $7,621,200)                                   13,534,704     7,501,917
Loans receivable (net of allowance for
  loan losses:  September 30, 2001 - $111,000;
  March 31, 2001 - $99,000)                                      30,907,689    31,344,877
Stock in Federal Home Loan Bank of Chicago                          284,800       200,500
Other investments, available for sale, at fair value                270,000       263,000
Accrued interest receivable                                         303,723       273,425
Office properties and equipment - net                             1,536,143     1,576,557
Prepaid expenses and other assets                                   621,118     1,529,518
                                                               ------------    ----------

   Total assets                                                  55,401,531    49,825,015
                                                               ============    ==========



Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                         50,604,164    45,204,540
Advance payments by borrowers for taxes and insurance               110,051        48,311
Other liabilities                                                   573,926       473,562
                                                               ------------    ----------
   Total liabilities                                             51,288,141    45,726,413
                                                               ------------    ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                        -             -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued and
  204,287 shares outstanding at
  September 30, 2001 and 204,787 shares
  outstanding at March 31, 2001                                       2,319         2,319
Additional paid-in capital                                        2,001,859     2,000,877
Retained earnings, substantially restricted                       2,467,985     2,460,055
Accumulated other comprehensive income,
  net of income taxes                                                48,731        46,782
Treasury stock, at cost (27,641 shares at
  September 30, 2001 and 27,141 shares at March 31, 2001)          (327,557)     (321,557)
Common stock acquired by Employee Stock Ownership Plan              (79,947)      (89,874)
                                                               ------------    ----------

   Total stockholders' equity                                     4,113,390     4,098,602
                                                               ------------    ----------

   Total liabilities and stockholders' equity                  $ 55,401,531    49,825,015
                                                               ============    ==========




See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                        Consolidated Statements of Income

                                         Three Months Ended        Six Months Ended
                                            September 30,            September 30,
                                        --------------------    ---------------------
                                          2001        2000         2001        2000
                                          ----        ----         ----        ----
                                             (unaudited)              (unaudited)
Interest income:
  Loans                                 $571,092     472,832    1,160,640     861,940
  Mortgage-backed securities             171,514      76,313      326,768     125,457
  Investment securities                    2,750       2,750        5,500       5,500
  Interest-bearing deposits               82,757     146,760      172,964     312,548
  Dividends on FHLB stock                  4,396       3,636        8,687       6,996
                                        --------     -------    ---------   ---------
    Total interest income                832,509     702,291    1,674,559   1,312,441
                                        --------     -------    ---------   ---------

Interest expense:
  Deposits                               596,401     488,411    1,196,457     907,889
                                        --------     -------    ---------   ---------

     Net interest income before
       provision for loan losses         236,108     213,880      478,102     404,552
Provision for loan losses                  3,000       1,500       12,000       3,000
                                        --------     -------    ---------   ---------
     Net interest income after
       provision for loan losses         233,108     212,380      466,102     401,552
                                        --------     -------    ---------   ---------

Non-interest income:
  Loan fees and service charges            3,057       1,579        6,317       4,887
  Rental income                            3,705       3,256        6,737       6,171
  Deposit related fees and other income   29,015      18,218       53,358      30,832
                                        --------     -------    ---------   ---------
     Total non-interest income            35,777      23,053       66,412      41,890
                                        --------     -------    ---------   ---------

Non-interest expense:
  Staffing costs                         136,767     132,966      260,279     251,069
  Advertising                              5,853       7,022       10,930      15,137
  Occupancy and equipment expense         55,595      59,592      111,504     113,318
  Data processing                         16,035      16,732       32,912      31,403
  Federal deposit insurance premiums       2,111       1,559        4,104       2,953
  Legal, audit and examination services   19,148      23,836       39,456      46,841
  Other                                   28,962      28,891       63,265      52,446
                                        --------     -------    ---------   ---------
     Total non-interest expense          264,471     270,598      522,450     513,167
                                        --------     -------    ---------   ---------

Income (loss) before income taxes          4,414     (35,165)      10,064     (69,725)

Provision for income taxes (benefit)         930     (11,134)       2,134     (21,934)
                                        --------     -------    ---------   ---------

     Net income (loss)                  $  3,484     (24,031)       7,930     (47,791)
                                        ========     =======    =========   =========


Earnings (loss) per share - basic       $    .02        (.12)         .04        (.24)
                                        --------     -------    ---------   ---------

Earnings (loss) per share - diluted     $    .02        (.12)         .04        (.24)
                                        --------     -------    ---------   ---------


Dividends declared per common share     $      -           -            -           -
                                        --------     -------    ---------   ---------




See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

           Consolidated Statements of Changes in Stockholders' Equity

                       Six Months Ended September 30, 2001
                                  ---------------

                                   (Unaudited)


                                                                 Accumulated                  Common
                                         Additional                 Other                      Stock
                                Common    Paid-In     Retained  Comprehensive   Treasury     Acquired
                                 Stock    Capital     Earnings      Income       Stock        by ESOP     Total
                               --------  ---------   ----------  ------------  ----------   ----------  ---------
Balance at March 31, 2001      $ 2,319   2,000,877   2,460,055      46,782     (321,557)     (89,874)   4,098,602

Comprehensive income:
Net income                                               7,930                                              7,930
 Other comprehensive income,
   net of tax:
 Unrealized holding gain
   during the period                                                 1,949                                  1,949
                                                     ---------    --------                              ---------

Total comprehensive income                               7,930       1,949                                  9,879
                                                     ---------    --------                              ---------

Purchase of treasury stock
  (500 shares)                                                                   (6,000)                   (6,000)

Contribution to fund ESOP loan                 982                                             9,927       10,909
                               -------   ---------   ---------    --------      -------      -------    ---------

Balance at September 30, 2001  $ 2,319   2,001,859   2,467,985      48,731     (327,557)     (79,947)   4,113,390
                               =======   =========   =========    ========      =======      =======    =========




See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                      Consolidated Statements of Cash Flows

                                                                 Six Months Ended
                                                                    September 30,
                                                             -------------------------
                                                                 2001          2000
                                                                 ----          ----
                                                                    (unaudited)

Cash flows from operating activities:

  Net income (loss)                                        $      7,930       (47,791)
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                                45,360        44,598
     Amortization of cost of stock benefit plans                 10,909         9,701
     Provision for loan losses                                   12,000         3,000
     Decrease in deferred income                                 (9,893)         (812)
     Federal Home Loan Bank stock dividend                       (4,200)       (6,900)
     Change in current and deferred income tax                   34,913        13,403
     Increase in accrued interest receivable                    (30,298)      (62,069)
     Increase in accrued interest payable                        55,391        99,428
     Change in prepaid and accrued items, net                   913,409      (194,932)
                                                             ----------    ----------
Net cash provided by (for) operating activities               1,035,521      (142,374)
                                                             ----------    ----------

Cash flows from investing activities:

     Purchase of mortgage-backed securities                  (8,859,499)   (3,512,702)
     Proceeds from repayments of mortgage-backed
       securities                                             2,826,712       262,830
     Purchase of Federal Home Loan Bank stock                   (80,100)            -
     Disbursements for loans originated or purchased         (7,759,297)   (9,652,372)
     Loan repayments                                          8,194,378     2,365,655
     Participation loans sold                                         -        82,743
     Property and equipment expenditures                         (4,946)      (15,105)
                                                             ----------    ----------
Net cash provided for investing activities                   (5,682,752)  (10,468,951)
                                                             ----------    ----------

Cash flows from financing activities:

     Deposit account receipts                                26,555,516    20,686,228
     Deposit account withdrawals                            (22,296,893)  (13,499,457)
     Interest credited to deposit accounts                    1,141,001       808,468
     Increase in advance payments by borrowers
          for taxes and insurance                                61,740         6,158
     Purchase of treasury stock                                  (6,000)      (42,900)
                                                             ----------    ----------
Net cash provided by financing activities                     5,455,364     7,958,497
                                                             ----------    ----------

Increase (decrease) in cash and cash equivalents                808,133    (2,652,828)

Cash and cash equivalents at beginning of period              7,135,221    11,169,909
                                                             ----------    ----------
Cash and cash equivalents at end of period                 $  7,943,354     8,517,081
                                                             ==========    ==========

Cash paid during the period for:
    Interest                                               $  1,141,066       808,461
    Income taxes                                                      -         1,856
                                                             ==========    ==========

See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note A -   Basis of Presentation
           ---------------------

           The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six month periods ended September 30, 2001, are not necessarily indicative of the results which may be expected for the entire year.

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

Note C -   Earnings Per Share
           ------------------

           Earnings per share for the three and six month periods ended September 30, 2001 and 2000 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see
           Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

           In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies; however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of SFAS No. 142. The Company does not believe that these statements will have a material impact on its financial position or results of operations.

           In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires accounting recognition and measurement of a liability for an asset retirement obligation and associated asset retirement costs. SFAS No. 143 also includes new required disclosures for asset retirement obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with the initial application as of the beginning of the entity's fiscal year. The Company does not believe that this statement will have a material impact on its financial position or results of operations.

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

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES

                      Management's Discussions and Analysis
                of Financial Condition and Results of Operations

Financial Condition
-------------------

         The assets of West Town Bancorp, Inc. (the "Company") increased approximately $5.6 million, or 11.19%, for the six month period ended September 30, 2001. This increase was primarily the result of new deposits totaling approximately $5.4 million. These deposits funded loan originations and purchases as well as purchases of mortgage-backed securities.

         Net loans receivable decreased approximately $437,000, or 1.39% for the six months ended September 30, 2001. During that period, the Bank originated or purchased approximately $7.8 million in loans which were exceeded by repayments of $8.2 million during the same period. Mortgage-backed securities increased $6.0 million, or 80.42%, for the six months ended September 30, 2001 as the Bank purchased $8.9 million in new securities which exceeded repayments of $2.9 million.

         The Bank experienced an increase in savings deposits for the six month period of approximately $5.4 million, or 11.94%. This increase was primarily the result of deposits generated by the branch office.

         Stockholders' equity increased approximately $15,000, or .36%, for the six month period ended September 30, 2001. This increase was primarily the result of the net income for the six months of $8,000. As of September 30, 2001, the book value per common share outstanding was $20.14.

Analysis of Operations
----------------------

         Net income of $4,000 was recognized for the three months ended September 30, 2001 as compared to a net loss of $24,000 for the same period in 2000. This $28,000 increase in net income was due primarily to an increase in average interest-earning assets which resulted in an increase in net interest income of $22,000, an increase in deposit related fees of $11,000, and a decrease in operating expenses of $6,000, partially offset by an increase in income taxes of $12,000. The Company's net income for the six months ended September 30, 2001 was $8,000 compared to a net loss of $48,000 for the six months ended September 30, 2000. This $56,000 increase in net income was due primarily to increases in net interest income of $73,000 and fee income of $25,000, partially offset by increases in the loan loss provision of $9,000, compensation related expenses of $9,000, and income taxes of $24,000.

         Interest income increased by $130,000 and $362,000 for the three and six month periods ended September 30, 2001, respectively, as compared to the three and six month periods ended September 30, 2000. This was the result of an increase in the average balance of interest-earning assets, partially offset by a decease in the average yield earned on interest-earning assets. The average balance of interest-earning assets increased from approximately $38.0 million to $49.6 million for the three months ended September 30, 2000 and 2001, respectively, and from $36.3 million to $48.6 million for the six months ended September 30, 2000 and 2001, respectively. The average yield on interest-earning assets decreased from 7.40% and 7.23% for the three and six months ended September 30, 2000 to 6.71% and 6.89% for the three and six months ended September 30, 2001.

----------------------------------

         Interest expense increased from $488,000 to $596,000 from the three months ended September 30, 2000 compared to the same period in 2001. For the six months ended September 30, 2000 interest expense was $908,000 as compared to $1,196,000 for the same six months in 2001. These increases were attributable to increases in the average balances of interest-bearing liabilities, partially offset by decreases in the average rate paid on interest-bearing liabilities. The average balances increased approximately $12.9 million and $13.3 million for the three and six months ended September 30, 2001 as compared to the average balances at September 30, 2000, respectively. The average rate paid on interest-bearing liabilities decreased from 5.42% and 5.29% for the three and six months ended September 30, 2000 to 4.88% and 5.02% for the three and six months ended September 30, 2001.

         The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $3,000 and $1,500 were made for the three month periods ended September 30, 2001 and 2000 respectively, and provisions of $12,000 and $3,000 were made for the six month periods ended September 30, 2001 and 2000 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

         Non-interest income increased by $13,000 for the three months ended September 30, 2001 as compared to the same period in 2000. Non-interest income increased by $25,000 for the six months ended September 30, 2001 as compared to the same period in 2000. These increases were primarily attributable to increased checking account fees and ATM fees.

         Non-interest expense decreased from $271,000 to $264,000 from the three months ended September 30, 2000 to the three months ended September 30, 2001. Non-interest expense increased from $513,000 to $522,000 from the six months ended September 30, 2000 to the six months ended September 30, 2001. The six month period increase was attributable to an increase in compensation related expenses.

         The provision for income taxes increased $12,000 and $24,000 for the three and six months ended September 30, 2001, respectively, as compared to the same periods in 2000. These increases were attributable to increases in pre-tax income in the 2001 periods as compared to the 2000 periods.

On June 30, 2000, the Bank, through its wholly owned subsidiary, West Town Insurance Agency, purchased 2,500 shares of 23.7% of the issued and outstanding stock of Commercial Loan Corporation ("CLC") at a purchase price of $125,000. CLC, which is owned by Chicagoland financial institutions, processes, underwrites, documents and services commercial loans for financial institution investors. The services performed by CLC include monitoring post closing performance of the loan, preparation of loan summaries, ongoing analysis of the performance of the loan and the borrower including review of financial and operating statements of the borrower and collection and remittance of all loan payments. CLC entered into a master loan participation agreement with each of its shareholders or their affiliates, whereunder the investors would purchase participations in pools offered by CLC. As of September 30, 2001, CLC had originated 176 loans aggregating $81.0 million (includes $26.0 of unfunded commitments), which were funded through 106 pools. The rates paid on the pools to the investors, including the Bank, ranged from 5.00% to 9.50% and consisted of both fixed and variable rates. As of September 30, 2001 the Bank had purchased an interest in the pools with a balance totaling approximately $8.2 million.

                         Liquidity and Capital Resources

At September 30, 2001, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 13.87% and a short-term liquid asset ratio of 12.58%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At September 30, 2001, the Bank had outstanding commitments to fund loans, totaling approximately $160,000, and commitments to purchase mortgage-backed securities of $2,000,000.

The Bank was in compliance with regulatory capital requirements at September 30, 2001. Capital requirements, ratios, and balances are as follows:


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
                           ---------------------------------------------------------------

         September 30, 2001
         ------------------
         Risk-based         $ 3,418,012  12.49%  $ 2,189,895  8.00%  $ 2,737,369  10.00%
         Core                 3,307,012   6.05     1,639,687  3.00     2,732,811   5.00



----------------------
         /1/ Core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

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

                                                  September 30,        March 31,
                                                      2001               2001
                                                  -------------       ----------

Non-accruing loans:
 One-to-four family .........................     $   -              $   -
 Multi-family ...............................         -                  -
 Commercial real estate......................         -                  -
 Land and construction ......................         -                  -
                                                    -----              -----
   Total non-performing loans ...............         -                  -
                                                    -----              -----

 Real estate owned ..........................         -                  -
                                                    -----              -----

Total non-performing assets .................     $   -              $   -
                                                    =====              =====

Total as a percentage of total assets .......         - %                - %
                                                    =====              =====


In addition to the non-performing assets set forth in the table above, as of September 30, 2001, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing the allowance for loan losses.

                     Impact of Inflation and Changing Prices
                                -----------------

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

  Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995
                                ----------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Form 10-QSB that a number of important factors could cause the Company's actual results in 2001/2001 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company's customers; changes in interest rates; the adequacy of the Bank's allowance for loan losses; competition from, among others, commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, and the United States Government; limited partnership activities; federal and state legislation, regulation and supervision of the Bank and its subsidiaries; the risk of defaults on loans; and contractual, statutory and regulatory restrictions on the Bank's ability to pay dividends to the Company.

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

         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         (a) The Annual Meeting of Stockholders (the "Meeting") of West Town Bancorp, Inc. was held July 18, 2001 at 1:00 PM at the Company's offices located at 4852 West 30th Street, Cicero, Illinois.

         (b) Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities and Exchange Act; there was no solicitation in opposition and all nominees were elected.

         (c)      The following are the results of each matter voted upon at the
                  Meeting:


                  (i)      The election of Directors:

                                                       For      Withheld
                                                       ---      --------
                           Dennis B. Kosobucki       197,352     5,000
                           James Kucharczyk          196,631     5,721
                           James Kucera              196,052     6,300
                           Charles J. Sourek, Jr.    196,631     5,721

                  (ii) The ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ended March 31, 2002:

                           Votes For:                202,352
                                                     -------
                           Votes Against:                  0
                                                     -------
                           Abstentions:                    0
                                                     -------

Item 5.  OTHER INFORMATION
         -----------------

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      Computation of earnings per share (Exhibit 11 filed herewith)

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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




DATE:  November 2, 2001


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