Form 10QSB
period 2001-12-31
WEST TOWN BANCORP INC
filed 2002-02-07
CIK 926867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001


                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes    X     No
                               -------     -------

         Transitional Small Business Disclosure Format

                           Yes          No    X
                               -------     -------


         As of February 6, 2002, the issuer had 204,287 shares of Common stock issued and outstanding.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

Part I.    FINANCIAL INFORMATION                                               PAGE
                                                                               ----
       Item 1.  Financial Statements

                   Consolidated Statements of Financial Condition
                   December 31, 2001 (unaudited) and March 31, 2001              3

                   Consolidated Statements of Income, Three and
                   Nine Months Ended December 31, 2001 and 2000 (unaudited)      4

                   Consolidated Statements of Stockholders' Equity,
                   Nine Months Ended December 31, 2001 (unaudited)               5

                   Consolidated Statements of Cash Flows,
                   Nine Months Ended December 31, 2001 and 2000 (unaudited)      6

                   Notes to Financial Statements                                7-8
7-8

       Item 2.  Management's Discussion and Analysis or Plan of
                   Operation                                                   9-13



Part II.   OTHER INFORMATION                                                    14

           Signatures                                                           15

           Index to Exhibits                                                    16

           Earnings Per Share Analysis (Exhibit 11)                             17

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                 Consolidated Statements of Financial Condition

                                                           December 31,     March 31,
                                                          --------------   -----------
                                                               2001           2001
                                                               ----           ----
Assets                                                      (unaudited)
------
Cash and amounts due from depository institutions          $    586,866       370,160
Interest-bearing deposits                                     9,975,746     6,765,061
                                                             ----------    ----------
   Total cash and cash equivalents                           10,562,612     7,135,221
Mortgage-backed securities, held to maturity
  (fair value:  December 31, 2001 - $13,251,700;
  March 31, 2001 - $7,621,200)                               13,172,862     7,501,917
Loans receivable (net of allowance for
  loan losses:  December 31, 2001 - $114,000;
  March 31, 2001 - $99,000)                                  26,504,821    31,344,877
Stock in Federal Home Loan Bank of Chicago                      289,100       200,500
Other investments, available for sale, at fair value            269,500       263,000
Accrued interest receivable                                     245,257       273,425
Office properties and equipment - net                         1,514,503     1,576,557
Prepaid expenses and other assets                             2,323,576     1,529,518
                                                             ----------    ----------

   Total assets                                              54,882,231    49,825,015
                                                             ==========    ==========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                     50,116,389    45,204,540
Advance payments by borrowers for taxes and insurance            76,704        48,311
Other liabilities                                               514,976       473,562
                                                             ----------    ----------
   Total liabilities                                         50,708,069    45,726,413
                                                             ----------    ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                 -             -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued and
  204,287 shares outstanding at
  December 31, 2001 and 204,787 shares
  outstanding at March 31, 2001                                   2,319         2,319
Additional paid-in capital                                    2,002,861     2,000,877
Retained earnings, substantially restricted                   2,522,984     2,460,055
Accumulated other comprehensive income,
  net of income taxes                                            48,383        46,782
Treasury stock, at cost (27,641 shares at
  December 31, 2001 and 27,141 shares at March 31, 2001)       (327,557)     (321,557)
Common stock acquired by Employee Stock Ownership Plan          (74,828)      (89,874)
                                                             ----------    ----------

   Total stockholders' equity                                 4,174,162     4,098,602
                                                             ----------    ----------

   Total liabilities and stockholders' equity              $ 54,882,231    49,825,015
                                                             ==========    ==========

See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                        Consolidated Statements of Income

                                          Three Months Ended      Nine Months Ended
                                             December 31,            December 31,
                                        --------------------    ----------------------
                                           2001       2000         2001         2000
                                           ----       ----         ----         ----
                                             (unaudited)              (unaudited)
Interest income:
  Loans                                 $ 544,068    549,195    1,704,708    1,411,135
  Mortgage-backed securities              226,629    106,076      553,397      231,533
  Investment securities                     2,750      2,750        8,250        8,250
  Interest-bearing deposits                55,399    128,285      228,363      440,833
  Dividends on FHLB stock                   4,190      3,887       12,877       10,883
                                        ---------    -------    ---------    ---------
     Total interest income                833,036    790,193    2,507,595    2,102,634
                                        ---------    -------    ---------    ---------

Interest expense:
  Deposits                                522,378    567,543    1,718,835    1,475,432
                                        ---------    -------    ---------    ---------

     Net interest income before
       provision for loan losses          310,658    222,650      788,760      627,202
Provision for loan losses                   3,000      1,500       15,000        4,500
                                        ---------    -------    ---------    ---------
     Net interest income after
       provision for loan losses          307,658    221,150      773,760      622,702
                                        ---------    -------    ---------    ---------

Non-interest income:
  Loan fees and service charges             4,339      1,786       10,656        6,673
  Rental income                             3,590      2,795       10,327        8,966
  Deposit related fees and other income    34,272     21,046       87,630       51,878
                                        ---------    -------    ---------    ---------
     Total non-interest income             42,201     25,627      108,613       67,517
                                        ---------    -------    ---------    ---------

Non-interest expense:
  Staffing costs                          122,654    123,376      382,933      374,445
  Advertising                               3,459      5,431       14,389       20,568
  Occupancy and equipment expense          58,177     58,322      169,681      171,640
  Data processing                          16,459      8,013       49,371       39,416
  Federal deposit insurance premiums        2,170      1,736        6,274        4,689
  Legal, audit and examination fees        25,097     15,892       64,553       62,733
  Other                                    35,007     36,208       98,272       88,654
                                        ---------    -------    ---------    ---------
     Total non-interest expense           263,023    248,978      785,473      762,145
                                        ---------    -------    ---------    ---------

Income (loss) before income taxes          86,836     (2,201)      96,900      (71,926)

Provision for income taxes (benefit)       31,837     (1,165)      33,971      (23,099)
                                        ---------    -------    ---------    ---------

     Net income (loss)                  $  54,999     (1,036)      62,929      (48,827)
                                        =========    =======    =========     ========


Earnings (loss) per share - basic       $     .28       (.01)         .32         (.25)
                                        ---------    -------    ---------    ---------
Earnings (loss) per share - diluted     $     .28       (.01)         .32         (.25)
                                        ---------    -------    ---------    ---------

Dividends declared per common share     $       -          -            -            -
                                        ---------    -------    ---------    ---------

See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

           Consolidated Statements of Changes in Stockholders' Equity

                       Nine Months Ended December 31, 2001
                                 ----------------

                                   (Unaudited)


                                                                 Accumulated               Common
                                        Additional                  Other                  Stock
                                Common    Paid-In    Retained   Comprehensive  Treasury   Acquired
                                Stock     Capital    Earnings      Income        Stock     by ESOP     Total
                                ------  ----------  ----------   -----------   ---------  ---------  ---------
Balance at March 31, 2001      $ 2,319   2,000,877   2,460,055      46,782     (321,557)   (89,874)  4,098,602

Comprehensive income:
Net income                                              62,929                                          62,929
 Other comprehensive income,
   net of tax:
 Unrealized holding gain
   during the period                                                 1,601                               1,601
                                                     ---------    --------                           ---------

Total comprehensive income                              62,929       1,601                              64,530
                                                     ---------    --------                           ---------

Purchase of treasury stock
  (500 shares)                                                                   (6,000)                (6,000)

Contribution to fund ESOP loan               1,984                                          15,046      17,030
                               -------   ---------   ---------    --------     --------    -------   ---------

Balance at December 31, 2001   $ 2,319   2,002,861   2,522,984      48,383     (327,557)   (74,828)  4,174,162
                               =======   =========   =========    ========     ========    =======   =========

See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

                                                                 Nine Months Ended
                                                                    December 31,
                                                           --------------------------
                                                               2001           2000
                                                               ----           ----
                                                                   (unaudited)
Cash flows from operating activities:

  Net income (loss)                                        $     62,929       (48,827)
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                                69,010        67,311
     Amortization of cost of stock benefit plans                 17,030        15,170
     Provision for loan losses                                   15,000         4,500
     Increase (decrease) in deferred income                     (22,400)           33
     Federal Home Loan Bank stock dividend                       (8,500)       (6,900)
     Change in current and deferred income tax                   73,338         9,738
     (Increase) decrease in accrued interest receivable          28,168      (101,807)
     Increase (decrease) in accrued interest payable           (132,441)      114,651
     Change in prepaid and accrued items, net                  (698,440)       (6,556)
                                                           ------------   -----------

Net cash provided by (for) operating activities                (596,306)       47,313
                                                           ------------   -----------

Cash flows from investing activities:
     Purchase of mortgage-backed securities                 (12,859,499)   (4,510,202)
     Proceeds from repayments of mortgage-backed securities   7,188,554       466,149
     Purchase of Federal Home Loan Bank stock                   (80,100)            -
     Disbursements for loans originated or purchased         (8,469,910)  (16,282,136)
     Loan repayments                                         13,317,366     3,519,838
     Participation loans sold                                         -        82,743
     Property and equipment expenditures                         (6,956)      (16,105)
                                                           ------------   -----------

Net cash provided for investing activities                     (910,545)  (16,739,713)
                                                           ------------   -----------

Cash flows from financing activities:
     Deposit account receipts                                42,096,746    31,643,726
     Deposit account withdrawals                            (38,958,465)  (21,246,352)
     Interest credited to deposit accounts                    1,773,568     1,360,792
     Increase in advance payments by borrowers
       for taxes and insurance                                   28,393        41,176
     Purchase of treasury stock                                  (6,000)      (66,900)
                                                           ------------   -----------

Net cash provided by financing activities                     4,934,242    11,732,442
                                                           ------------   -----------

Increase (decrease) in cash and cash equivalents              3,427,391    (4,959,958)

Cash and cash equivalents at beginning of period              7,135,221    11,169,909
                                                           ------------   -----------

Cash and cash equivalents at end of period                 $ 10,562,612     6,209,951
                                                           ============   ===========

Cash paid during the period for:
    Interest                                               $  1,851,276     1,360,781
    Income taxes                                                      -         4,356
                                                           ============   ===========

See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES

                          Notes to Financial Statements


Note A -  Basis of Presentation
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine month periods ended December 31, 2001, are not necessarily indicative of the results which may be expected for the entire year.

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

Note C -  Earnings Per Share
          ------------------

          Earnings per share for the three and nine month periods ended December 31, 2001 and 2000 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES

                      Management's Discussions and Analysis
                of Financial Condition and Results of Operations


Financial Condition
-------------------

          The assets of West Town Bancorp, Inc. (the "Company") increased approximately $5.1 million, or 10.15%, for the nine month period ended December 31, 2001. This increase was primarily the result of new deposits totaling approximately $4.9 million. These deposits funded loan originations and purchases as well as purchases of mortgage-backed securities.

          Net loans receivable decreased approximately $4.8 million, or 15.44% for the nine months ended December 31, 2001. During that period, the Bank originated or purchased approximately $8.5 million in loans which were exceeded by repayments of $13.3 million during the same period. Mortgage-backed securities increased $5.7 million, or 75.59%, for the nine months ended December 31, 2001 as the Bank purchased $12.9 million in new securities which exceeded repayments of $7.2 million.

          The Bank experienced an increase in savings deposits for the nine month period of approximately $4.9 million, or 10.87%. This increase was primarily the result of deposits generated by the branch office.

          Stockholders' equity increased approximately $76,000, or 1.84%, for the nine month period ended December 31, 2001. This increase was primarily the result of net income for the nine months of $63,000. As of December 31, 2001, the book value per common share outstanding was $20.43.

Analysis of Operations
----------------------

          Net income of $55,000 was recognized for the three months ended December 31, 2001 as compared to a net loss of $1,000 for the same period in 2000. This $56,000 increase in net income was due primarily to an increase in average interest-earning assets which resulted in an increase in net interest income of $88,000, an increase in deposit related fees of $13,000, partially offset by an increase in operating expenses of $14,000, and an increase in income taxes of $33,000. The Company's net income for the nine months ended December 31, 2001 was $63,000 compared to a net loss of $49,000 for the nine months ended December 31, 2000. This $112,000 increase in net income was due primarily to increases in net interest income of $162,000 and fee income of $41,000, partially offset by increases in the loan loss provision of $10,000, operating expenses of $25,000, and income taxes of $57,000.

          Interest income increased by $43,000 and $405,000 for the three and nine month periods ended December 31, 2001, respectively, as compared to the three and nine month periods ended December 31, 2000. This was the result of an increase in the average balance of interest-earning assets, partially offset by a decrease in the average yield earned on interest-earning assets. The average balance of interest-earning assets increased from approximately $41.8 million to $51.3 million for the three months ended December 31, 2000 and 2001, respectively, and from $38.1 million to $49.5 million for the nine months ended December 31, 2000 and 2001, respectively. The average yield on interest-earning assets decreased from 7.56% and 7.35% for the three and nine months ended December 31, 2000 to 6.49% and 6.75% for the three and nine months ended December 31, 2001.

----------------------------------

          Interest expense decreased from $568,000 to $522,000 from the three months ended December 31, 2000 compared to the same period in 2001. For the nine months ended December 31, 2000 interest expense was $1.5 million as compared to $1.7 million for the same nine months in 2001. The decrease for the three month period was attributable to a decrease in the average rate paid on interest-bearing liabilities of from 5.64% to 4.14%, partially offset by an increase in the average balance of interest-bearing liabilities of from $42.2 million to $50.5 million. The increase for the nine month period was attributable to an increase in the average balance of interest-bearing liabilities of from $36.3 million to $48.6 million, partially offset by a decrease in the average rate paid of from 5.42% to 4.72%

          The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $3,000 and $1,500 were made for the three month periods ended December 31, 2001 and 2000 respectively, and provisions of $15,000 and $4,500 were made for the nine month periods ended December 31, 2001 and 2000 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

          Non-interest income increased by $17,000 for the three months ended December 31, 2001 as compared to the same period in 2000. Non-interest income increased by $41,000 for the nine months ended December 31, 2001 as compared to the same period in 2000. These increases were primarily attributable to increased checking account fees and ATM fees.

          Non-interest expense increased from $249,000 to $263,000 from the three months ended December 31, 2000 to the three months ended December 31, 2001. Non-interest expense increased from $762,000 to $785,000 from the nine months ended December 31, 2000 to the nine months ended December 31, 2001.The nine month period increase was the result of increases in compensation related expenses and data processing expenses.

          The provision for income taxes increased $33,000 and $57,000 for the three and nine months ended December 31, 2001, respectively, as compared to the same periods in 2000. These increases were attributable to increases in pre-tax income in the 2001 periods as compared to the 2000 periods.

          On June 30, 2000, the Bank, through its wholly owned subsidiary, West Town Insurance Agency, purchased 2,500 shares of 23.7% of the issued and outstanding stock of Commercial Loan Corporation ("CLC") at a purchase price of $125,000. CLC, which is owned by Chicagoland financial institutions, processes, underwrites, documents and services commercial loans for financial institution investors. The services performed by CLC include monitoring post closing performance of the loan, preparation of loan summaries, ongoing analysis of the performance of the loan and the borrower including review of financial and operating statements of the borrower and collection and remittance of all loan payments. CLC entered into a master loan participation agreement with each of its shareholders or their affiliates, whereunder the investors would purchase participations in pools offered by CLC. As of December 31, 2001, CLC had originated 192 loans aggregating $96.0 million (includes $28.3 million of unfunded commitments), which were funded through 110 pools. The rates paid on the pools to the investors, including the Bank, ranged from 3.75% to 9.50% and consisted of both fixed and variable rates. As of December 31, 2001 the Bank had purchased an interest in the pools with a balance totaling approximately $7.2 million.

                         Liquidity and Capital Resources
                                -----------------

At December 31, 2001, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 18.78% and a short-term liquid asset ratio of 17.95%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At December 31, 2001, the Bank had outstanding commitments to fund loans totaling approximately $1.5 million, and commitments to purchase mortgage-backed securities of $3.0 million.

The Bank was in compliance with regulatory capital requirements at December 31, 2001. Capital requirements, ratios, and balances are as follows:

                                                                                       To Be Well-
                                                                                     Capitalized Under
                                                             For Capital             Prompt Corrective
                                     Actual               Adequacy Purposes          Action Provisions
                            -----------------------------------------------------------------------------
                               Amount     Ratio/1/      Amount      Ratio/1/       Amount       Ratio/1/
                            -----------------------------------------------------------------------------
         December 31, 2001
         -----------------

         Risk-based         $ 3,588,800     12.57%     $ 2,284,666    8.00%     $ 2,855,833      10.00%
         Core                 3,474,800      6.30        1,627,934    3.00        2,713,223       5.00


-------------

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

                                               December 31,         March 31,
                                                   2001               2001
                                               ------------        ----------

Non-accruing loans:
 One-to-four family ........................       $   -              $   -
 Multi-family ..............................           -                  -
 Commercial real estate. ...................           -                  -
 Land and construction .....................           -                  -
                                                    ----               ----
   Total non-performing loans ..............           -                  -
                                                    ----               ----

 Real estate owned .........................           -                  -
                                                    ----               ----

Total non-performing assets ................       $   -              $   -
                                                    ====               ====

Total as a percentage of total assets ......           - %                - %
                                                     ===                ===


In addition to the non-performing assets set forth in the table above, as of December 31, 2001, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing the allowance for loan losses.

                     Impact of Inflation and Changing Prices
                     --------------------------------------

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

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 2001.

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

DATE:  February 6, 2002



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