Form 10KSB
period 2002-03-31
WEST TOWN BANCORP INC
filed 2002-06-05
CIK 926867

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual report pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 2002

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

                  Yes  X                    No ___
                      ---


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

         As of May 31, 2002 there were issued and outstanding 205,397 shares of the Registrant's common stock which is traded over the counter through the National Daily Quotation System "Pink Sheet" published by the National Quotation Bureau, Inc. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the estimated value of the stock on May 31, 2002 was $2,464,764 (205,397 shares at $12 per share). For purposes of this calculation directors and officers of the Registrant are considered non-affiliates of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Annual Report to Stockholders for the year ended March 31, 2002 is incorporated by reference into Part II of this Form 10-KSB.

         The Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-KSB.

                                      INDEX

PART I                                                                     PAGE
                                                                           ----

Item 1.  Business .......................................................    1

Additional Item.  Executive Officers of the Registrant ..................   27

Item 2.  Properties .....................................................   27

Item 3.  Legal Proceedings ..............................................   27

Item 4.  Submission of Matters to a Vote of Security Holders ............   27


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters ........................................................   27

Item 6.  Selected Financial Data ........................................   27

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..........................................   27

Item 8.  Financial Statements and Supplementary Data ....................   27

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ...........................................   28


PART III

Item 10. Directors and Executive Officers of the Registrant .............   28

Item 11. Executive Compensation .........................................   28

Item 12. Security Ownership of Certain Beneficial  Owners and
         Management .....................................................   28

Item 13. Certain Relationships and Related Transactions .................   28


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K .......................................................   29

Item 15. SIGNATURES .....................................................   30

                                     PART I

Item I. Business.
-----------------

General

         West Town Bancorp, Inc. (also referred to as the "Company") was incorporated under Delaware law on May 6, 1994. On March 1, 1995, the Registrant acquired West Town Savings Bank (the "Bank") as a part of the Bank's conversion from a mutual to a stock state chartered savings bank. The Registrant is a savings bank holding company and is subject to regulation by the Office of the Illinois Commissioner of Banks and Real Estate (the "OBRE"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, the Registrant does not transact any material business other than through the Bank and West Town Insurance Agency, the Bank's wholly-owned subsidiary. The Registrant received conversion proceeds amounting to $1.9 million, of which $944,000 was utilized to acquire all of the capital stock of the Bank. At March 31, 2002, the Company had total assets of $61.0 million and stockholders' equity of $4.2 million (7.0% of total assets).

         West Town Savings was originally organized in 1922 as an Illinois-chartered savings and loan association. In 1992 it converted to an Illinois chartered savings bank. The Bank is a member of the Federal Home Loan Bank (the "FHLB") System and its deposit accounts are insured up to applicable limits by the FDIC.

         The Bank's principal business has been and continues to be attracting deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one-to-four family, owner-occupied, fixed-rate loans and commercial real estate loans and to a lesser extent, multi-family residential mortgage loans, land and construction loans, mortgage-backed securities and other short-term investments, including U.S. Government and federal agency securities and other marketable securities. The Bank's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its investment securities. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities.

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

Lending Activities

         Loan and Mortgage-Backed Securities Portfolio Compositions. The loan portfolio composition consists primarily of conventional fixed-rate, first-mortgage loans secured by one-to-four family residences and, to a lesser extent, multi-family residences. At March 31, 2002, the total loans outstanding were $26.0 million, of which $15.0 million were one-to-four family residential mortgage loans, or 57.8% of the loan portfolio. Of this amount, purchased mortgage loans totaled approximately $9.7 million, or 64.9% of one-to-four family loans. All purchased mortgage loans were originated in the Chicago metropolitan area. At that same date, multi-family residential mortgage loans totaled $1.0 million, or 4.0% of the loan portfolio.

         The Bank participates in a mortgage loan secured by commercial properties located in the Chicago area. At March 31, 2002, the investment in non-residential mortgage loans totaled approximately $1.1 million, or 4.4% of the loan portfolio.

         During the current period, the Bank purchased a $980,000 participating interest in a construction loan for the purpose of constructing a planned unit development in Morton Grove, Illinois. It is anticipated that this project will be completed by April 30, 2003. The Bank is also participating in a construction loan for the purpose of constructing one-to-four family dwellings in Streamwood, Illinois. The Bank's total commitment to this project totals $690,000, and is scheduled to be repaid by June 30, 2003. At March 31, 2002, construction loans totaled approximately $1.7 million, or 6.4% of the loan portfolio.

         On June 30, 2001, the Bank, through its wholly owned subsidiary, West Town Insurance Agency, purchased 50,000 shares or 23.7% of the issued and outstanding stock of Commercial Loan Corporation ("CLC") at a purchase price of $125,000. CLC, which is owned by Chicagoland financial institutions, processes, underwrites, documents and services commercial loans for financial institution investors. The services performed by CLC include monitoring post closing performance of the loan, preparation of loan summaries, ongoing analysis of the performance of the loan and the borrower including review of financial and operating statements of the borrower and collection and remittance of all loan payments. CLC entered into a master loan participation agreement with each of its shareholders or their affiliates, whereunder the investors, after performing prudent underwriting, would purchase participations in pools offered by CLC. The rates paid on the pools to the Bank ranged from 4.25% to 9.50% and consisted of both fixed and variable rates. As of March 31, 2002 the Bank had purchased an interest in the pools totaling approximately $6.7 million. Of this amount, $3.8 million or 14.6% of the total loan portfolio were secured lines of credit (total credit line extended totaled approximately $6.2 million), $1.6 million or 6.2% were secured by non-real estate business assets, and $1.3 million or 5.1% were secured by commercial or investment real estate.

         Other loans, totaling approximately $1.0 million or 4.0% of total loans, consisted of loans on deposit accounts and home improvement and auto loans.

         The Company and its subsidiaries also invest in mortgage-backed securities. At March 31, 2002, the amortized cost of total mortgage-backed securities aggregated $22.5 million or 36.9% of total assets, of which .2% were backed by adjustable rate mortgage ("ARM") loans and 99.8% were backed by fixed-rate loans with expected durations of less than ten years. All of the mortgage-backed securities at March 31, 2002 were insured or guaranteed by either the Government National Mortgage Bank ("GNMA"), the Federal National Mortgage Bank ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"), except for collateralized-mortgage obligations totaling approximately $2.5 million.

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

         Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1 - Description of Business that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on form 10-KSB that a number of important factors could cause the Company's actual results in 2002 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation the general economic and business conditions affecting the Company's customers; changes in interest rates; the adequacy of the Bank's allowance for loan losses; competition from, among others, commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, and the United States Government; limited partnership activities; federal and state legislation, regulation and supervision of the Bank and its subsidiaries; the risk of defaults on loans; and contractual, statutory and regulatory restrictions on the Bank's ability to pay dividends to the Company.

         The following table sets forth the composition of the loan portfolio and mortgage-backed securities portfolio of the Company and its subsidiaries in dollar amounts and in percentages of the respective portfolios at the dates indicated. Mortgage-backed securities are shown at amortized cost and not fair value.

                                                                             At March 31,
                                   -----------------------------------------------------------------------------------------------
                                        2002                2001                2000               1999                1998
                                   -----------------  -----------------   ----------------   -----------------   -----------------
                                            Percent            Percent            Percent             Percent             Percent
                                   Amount   of Total  Amount   of Total   Amount  of Total   Amount   of Total   Amount   of Total
                                   ------   --------  ------   --------   ------  --------   ------   --------   ------   --------
                                                                       (Dollars in Thousands)
Mortgage loans:
One-to-four family                 $ 15,001   57.78%   22,579   70.51%    17,678    84.16%    19,249    89.37%   17,141    89.20%
Multi-family                          1,049    4.04       609    1.90        254     1.21        345     1.60       440     2.29
Commercial real estate                1,148    4.42     1,589    4.96        808     3.85         67      .31        88      .46
Construction                          1,670    6.43     1,090    3.40      2,048     9.75      1,674     7.77     1,368     7.12
                                   --------   -----    ------   -----     ------   ------     ------   ------    ------   ------
  Total mortgage loans               18,868   72.67    25,867   80.77     20,788    98.97     21,335    99.05    19,037    99.07
                                   --------   -----    ------   -----     ------   ------     ------   ------    ------   ------
Other loans:
Secured lines of credit               4,444   17.12     3,591   11.21          -        -          -        -         -        -
Business loans                        1,617    6.23     1,755    5.48          -        -          -        -         -        -
Loans on deposit accounts                36     .14       165     .52         26      .12          7      .03        23      .12
Consumer loans                          997    3.84       645    2.02        192      .91        197      .92       157      .81
                                   --------   -----    ------   -----     ------   ------     ------   ------    ------   ------
  Total other loans                   7,094   27.33     6,156   19.23        218     1.03        204      .95       180      .93
                                   --------   -----    ------   -----     ------   ------     ------   ------    ------   ------
  Total loans receivable             25,962  100.00%   32,023  100.00%    21,006   100.00%    21,539   100.00%   19,217   100.00%
                                   --------  ======    ------  ======     ------   ======     ------   ======    ------   =====
Less:
Loans in process                        716               500              1,236               1,291                626
Unearned discounts and
 deferred loan fees                      49                79                 79                  86                 88
Allowance for loan losses               117                99                 58                  52                 46
Allowance for uncollected
 interest                                 -                 -                  -                   -                  5
                                   --------            ------             ------              ------             ------
Loans receivable, net              $ 25,080            31,345             19,633              20,110             18,452
                                   ========            ======             ======              ======             ======
Mortgage-backed securities:
FHLMCs                             $  9,613   42.65%      393    5.23%        54     3.40%       245    25.84%      664    40.46%
FNMAs                                 5,243   23.26     3,343   44.50        371    23.33        456    48.12       636    38.76
GNMAs                                 5,187   23.01     3,276   43.61      1,165    73.27        246    26.04       341    20.78
CMOs                                  2,496   11.08       500    6.66          -        -          -        -         -        -
                                   --------  ------    ------  ------     ------   ------     ------   ------    ------   ------
  Total mortgage-backed securities   22,539  100.00%    7,512  100.00%     1,590   100.00%       947   100.00%    1,641   100.00%
                                             ======            ======              ======              ======             ======
Net premiums (discounts)                 (5)              (10)               (15)                 (9)                (9)
                                   --------            ------              -----              ------             ------
Net mortgage-backed securities     $ 22,534             7,502              1,575                 938              1,632
                                   ========            ======              =====              ======             ======

         The following tables set forth the Company and its subsidiaries' loan riginations and loan and mortgage-backed securities purchases, sales and principal repayments for periods indicated.

                                                            Year Ended March 31,
                                                    ---------------------------------
                                                     2002         2001          2000
                                                     ----         ----          ----
                                                             (In Thousands)
Mortgage loans (gross):
  At beginning of period                           $ 25,867       20,788       21,335
                                                   --------      -------      -------

  Mortgage loans originated:
   One-to-four family                                 3,639          855          115
   Multi-family                                           -            -            -
   Commercial real estate                                 -            -            -
                                                   --------      -------      -------
     Total mortgage loans originated                  3,639          855          115
                                                   --------      -------      -------

  Mortgage loans purchased:
   One-to-four family                                   775        8,367        1,785
   Non-residential                                        -          849          750
   Construction                                         980          690          400
                                                   --------      -------      -------
     Total mortgage loans purchased                   1,755        9,906        2,935
                                                   --------      -------      -------

     Total mortgage loans originated and
       purchased                                      5,394       10,761        3,050
                                                   --------      -------      -------

  Participation loans sold                                -          (83)        (707)
  Transfer of loans to foreclosed real estate             -            -            -
  Principal repayments                              (12,393)      (5,599)      (2,890)
                                                   --------      -------      -------

  At end of period                                 $ 18,868       25,867       20,788
                                                   ========      =======      =======


Other loans (gross):
  At beginning of period                           $  6,156          218          204
                                                   --------      -------      -------

  Other loans originated:
   Secured lines of credit                            1,352          663            -
   Loans on deposit accounts                             70          205           25
   Consumer loan                                        602          540           83
                                                   --------      -------      -------
     Total other loans originated                     2,024        1,408          108
                                                   --------      -------      -------

  Other loans purchased:
   Secured lines of credit                            2,855        5,324            -
   Business loans                                     1,939        2,071            -
                                                   --------      -------      -------
     Total other loans purchased                      4,794        7,395            -
                                                   --------      -------      -------

     Total other loans originated and
      purchased                                       6,818        8,803          108
                                                   --------      -------      -------

   Principal repayments                              (5,880)      (2,865)         (94)
                                                   --------      -------      -------

  At end of period                                 $  7,094        6,156          218
                                                   ========      =======      =======

Mortgage-backed securities (gross):
  At beginning of period                           $  7,512        1,590          947

   Mortgage-backed securities purchased              27,359        6,887        1,000
   Mortgage-backed securities sold                        -            -            -
   Amortization and repayments                      (12,332)        (965)        (357)
                                                   --------      -------      -------

  At end of period                                 $ 22,539        7,512        1,590
                                                   ========      =======      =======

         Loan Maturity and Repricing. The following table shows the maturity or period to repricing of the Company and its subsidiaries' loan and mortgage-backed securities portfolios at March 31, 2002. Mortgage-backed securities are shown at amortized cost, not fair value, and consist of loans with adjustable rates and fixed rates. Information for a presentation of such adjustable rate loans based on contractual terms to maturity is unavailable and therefore such loans are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans and mortgage-backed securities totaled $31.0 million, $9.0 million and $4.8 million for the years ended March 31, 2002, 2001 and 2000, respectively.

                                                                         At March 31, 2002
                             -------------------------------------------------------------------------------------------------------
                                                                                                                  Totals
                                                                                                       -----------------------------
                             One-to-                                      Secured                       Total     Mortgage-
                             Four      Multi-  Commercial                 Lines of  Business  Other     Loans       Backed
                             Family    Family  Real Estate  Construction   Credit    Loans    Loans   Receivable  Securities  Total
                             -------   ------- -----------  ------------ ---------  --------  ------  ----------  ----------  -----
                                                                            (In Thousands)
Amounts due:
 Within one year             $ 1,279        88       -       1,670        3,387        560       27       7,011       41     7,052
                             -------   -------  ------     -------      -------    -------  -------     -------  -------   -------
 After one year:
  One to three years             950         -      97           -            -         71       92       1,210        2     1,212
  Three to five years          2,514       961     267           -            -        986      424       5,152       18     5,170
  Five to ten years            1,882         -     784           -        1,057          -      153       3,876        5     3,881
  Ten to twenty years          2,648         -       -           -            -          -      337       2,985        -     2,985
  Over twenty years            5,728         -       -           -            -          -        -       5,728   22,473    28,201
                             -------   -------  ------     -------      -------    -------  -------     -------  -------   -------
    Total due or repricing
      after one year          13,722       961   1,148           -        1,057      1,057    1,006      18,951   22,498    41,449
                             -------   -------  ------     -------      -------    -------  -------     -------  -------   -------
    Total amount due
     or repricing            $15,001     1,049   1,148       1,670        4,444      1,617    1,033      25,962   22,539    48,501
                             =======   =======  ======     =======      =======    =======  =======
Less:
 Loans in process                                                                                          (716)       -      (716)
 Unearned discounts,
  premiums, and
  deferred loan fees, net                                                                                   (49)      (5)      (54)
 Allowance for loan losses                                                                                 (117)       -      (117)
 Allowance for
  uncollected interest                                                                                        -        -         -

                                                                                                        -------  -------   -------
   Loans receivable and
    mortgage-backed
    securities, net                                                                                     $25,080   22,534    47,614
                                                                                                        =======  =======   =======

         The following table sets forth at March 31, 2002, the dollar amount of all loans and mortgage-backed securities due or repricing after March 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates.

                                                 Due or Repricing after
                                                     March 31, 2003
                                             ------------------------------
                                             Fixed      Adjustable    Total
                                             -----      ----------    -----
                                                       (In Thousands)

Mortgage loans:
   One-to-four family                     $ 13,722            -      13,722
   Other                                     1,376          733       2,109
Other loans                                  3,120            -       3,120
                                          --------        -----      ------
Total loans receivable                      18,218          733      18,951
Mortgage-backed securities                  22,498            -      22,498
                                          --------        -----      ------
Total loans receivable and
 mortgage-backed securities               $ 40,716          733      41,449
                                          ========        =====      ======

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

         The Bank also purchases pools of one-to-four family mortgage loans from area lenders. These purchased loans are subject to the Bank's underwriting standards. Purchased loans totaled $9.7 million at March 31, 2002, representing 37.5% of the loan portfolio. Adjustable rate pools totaled $195,700, with fixed rate pools totaling $9.5 million at March 31, 2002.

         Multi-Family Lending. In the Chicago metropolitan area, the Bank originates fixed-rate multi-family loans with terms of 15 to 30 years. These loans are generally made in amounts up to 80% of the appraised value of the secured property. Most of the Bank's multi-family loans are not owner-occupied. In making such loans, the Bank bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending experience with the borrower. The Bank also receives a personal guarantee from the borrower. The largest multi-family loan at March 31, 2002 is in the Bank's primary market area and had an outstanding balance of $286,000. This loan is secured by an apartment building located in the Chicago metropolitan area.

         Commercial Lending. The Bank's commercial loans are secured by either non-real estate assets of the business borrowers or are commercial real estate loans secured by real estate located in the Chicago metropolitan area. The largest commercial real estate loan at March 31, 2002, was a $733,000 participation loan on five commercial properties. The underwriting criteria for commercial lending is governed by a loan policy which incorporates standard underwriting guidelines including those guidelines prescribed by regulatory agencies.

         Construction Lending. The Bank currently is participating in a $980,000 construction loan for the purpose of constructing a planned unit development in Morton Grove, Illinois. It is anticipated that this project will be completed by April 30, 2003. The Bank is also participating in a construction loan for the purpose of constructing one-to-four family dwellings located in Streamwood, Illinois. The Bank's investment in this project approximates $690,000, and is scheduled to be repaid by June 30, 2003.

         Other Lending. The Bank also offers home improvement loans, secured by second mortgages on collateralized single-family residences. Other loans also include loans made to depositors and are collateralized by the related deposit accounts, and automobile loans. Home improvement, auto and loans against deposit accounts comprised only 3.98% of the Bank's total loans receivable at March 31, 2002.

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

         Mortgage-Backed Securities. The Company and its subsidiaries have investments in mortgage-backed securities and have, at times, utilized such investments to complement its mortgage lending activities. During the year ended March 31, 2002, the Company and its subsidiaries purchased $22.4 million in mortgage-backed securities. At March 31, 2002, the amortized cost of mortgage-backed securities totaled $22.5 million, or 36.9% of total assets, of which all were designated as held to maturity and are carried at amortized cost. The fair value of such securities totaled approximately $22.6 million at March 31, 2002. See Note 2 to the Consolidated Financial Statements in the 2002 Annual Report to Stockholders. At March 31, 2002, $20.0 million, or 88.9% of the mortgage-backed securities portfolio was directly insured by the GNMA, the FNMA or the FHLMC.

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

         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value at the date of acquisition and any write-down resulting therefrom is charged to the allowance for losses on loans. All incidental costs, such as insurance and real estate taxes, incurred in maintaining the Bank's lien on the collateral property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. The Bank had no foreclosed real estate owned on its books at March 31, 2002.

         Delinquent Loans. At March 31, 2002, 2001 and 2000, delinquencies in the Bank's loan portfolio were as follows:

                                                   At March 31, 2002
                                   ---------------------------------------------
                                        60-89 Days          90 Days or More
                                   --------------------    ---------------------
                                   Number     Principal     Number     Principal
                                     of       Balance         of       Balance
                                    Loans     of Loans       Loans     of Loans
                                   ------     ---------    -------     ---------
                                                      (In Thousands)

One-to-four family                    -       $   -            -        $   -
Multi-family                          -           -            -            -
Commercial real estate                -           -            -            -
Land and Construction                 -           -            -            -
                                     ---      ------          ---       -----
  Total loans                         -       $   -            -        $   -
                                     ===      ======          ===       ======

Delinquent loans to total loans                   - %                       - %
                                              ======                    ======

                                                   At March 31, 2001
                                   ---------------------------------------------
                                        60-89 Days             90 Days or More
                                   --------------------     --------------------
                                   Number     Principal     Number    Principal
                                     of       Balance         of      Balance
                                    Loans     of Loans       Loans    of Loans
                                   ------     ---------     ------    ---------
                                                  (In Thousands)

One-to-four family                    -       $   -            -       $   -
Multi-family                          -           -            -           -
Commercial real estate                -           -            -           -
Land and Construction                 -           -            -           -
                                     ---      ------          ---      ------
  Total loans                         -       $   -            -       $   -
                                     ===      ======          ===      ======

Delinquent loans to total loans                   - %                      - %
                                              ======                   ======

                                                   At March 31, 2000
                                   ---------------------------------------------
                                       60-89 Days             90 Days or More
                                   --------------------     --------------------
                                   Number     Principal     Number    Principal
                                     of       Balance         of      Balance
                                    Loans     of Loans      Loans     of Loans
                                   ------     ---------     ------    ---------
                                                 (In Thousands)

One-to-four family                     2      $   34            -       $   -
Multi-family                           -           -            -           -
Commercial real estate                 -           -            -           -
Land and Construction                  -           -            -           -
                                     ---      ------          ---       -----
  Total loans                          2      $   34            -       $   -
                                     ===      ======          ===       =====

Delinquent loans to total loans                  .16%                       - %
                                              ======                    =====

         Non-performing Assets. The following table sets forth information regarding loans which are 90 days or more delinquent. The Bank continues accruing interest on delinquent loans 90 days or more past due, but reserves 100% of the interest due on such loans, thus effecting a non-accrual status. At March 31, 2002 there were no other known problem assets except as described above or as included in the table below.

                                                      At March 31,
                                         ---------------------------------------
                                         2002   2001      2000      1999   1998
                                         ----   ----      ----      ----   ----
                                                      (In Thousands)

Non-accrual delinquent mortgage loans    $  -      -         -         -     96

Total real estate owned, net of
  related allowance for losses              -      -         -         -      -
                                         ----   ----      ----      ----   ----

  Total non-performing assets            $  -      -         -         -     96
                                         ====   ====      ====      ====   ====

Non-performing loans to total loans         -%     -         -         -    .50

Total non-performing assets to total
  assets                                    -%     -         -         -    .33


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

         The following table sets forth the Bank's allowance for loan losses at the dates indicated.

                                                     At March 31,
                                       -----------------------------------------
                                       2002    2001      2000      1999     1998
                                       ----    ----      ----      ----     ----
                                                    (In Thousands)

Balance at beginning of period       $   99      58        52        46       40
Provision for loan losses                18      41         6         6        6
Charge-offs                               -       -         -         -        -
                                     ------     ---       ---       ---      ---
Balance at end of year               $  117      99        58        52       46
                                     ======     ===       ===       ===      ===

Ratio of allowance for loan losses
 to net loans receivable at the
 end of period                          .46%    .32       .30       .26      .25
Ratio of allowance for loan losses
 to total non-performing assets at
 the end of period                      N/A     N/A       N/A       N/A    48.05
Ratio of allowance for loan losses
 to non-performing loans at the end
 of the period                          N/A     N/A       N/A       N/A    48.05

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

                                                                                                March 31,
                    -----------------------------------------------------------------------------------------------
                                2002                           2001                              2000
                    ------------------------------- -----------------------------   -------------------------------
                                           Percent                        Percent                           Percent
                                          of Loans                       of Loans                          of Loans
                                  Loan     in Each              Loan      in Each                 Loan      in Each
                    Amount of   Amounts   Category  Amount of  Amounts   Category   Amount of   Amounts    Category
                    Loan Loss      by     To Total  Loan Loss    by      To Total   Loan Loss     by       To Total
                    Allowance   Category    Loans    Allowance  Category   Loans     Allowance   Category    Loans
                    ------------------------------  ------------------------------  -------------------------------
                                                                                       (Dollars in Thousands)
One-to-four
 family              $ 15     $ 15,001    57.78%       22        22,579    70.51%      18      17,678     84.16%
Multi-family            3        1,049     4.04         9           609     1.90        1         254      1.21
Commercial real
 estate                 9        1,148     4.42        12         1,589     4.96        2         808      3.85
Construction            4        1,670     6.43         3         1,090     3.40        5       2,048      9.75
Secured lines of
 credit                39        4,444    17.12        34         3,591    11.21        -           -         -
Business loans         16        1,617     6.23        18         1,755     5.48        -           -         -
Loans on deposit
 accounts               -           36      .14         -           165      .52        -          26       .12
Consumer loans          1          997     3.84         1           645     2.02        1         192       .91
Unallocated            30            -        -         -             -        -       31           -         -
                     ----     --------   ------      ----       -------   ------      ---     -------    ------
    Total            $117     $ 25,962   100.00%       99       $32,023   100.00%      58      21,006    100.00%
                     ====     ========   ======      ====       =======   ======      ===     =======    ======

                   ---------------------------------------------------------------------
                                1999                                 1998
                   -----------------------------------   -------------------------------
                                             Percent                            Percent
                                             of Loans                          of Loans
                                    Loan      in Each                 Loan      in Each
                   Amount of      Amounts   Category     Amount of  Amounts     Category
                   Loan Loss       by        To Total    Loan Loss    by        To Total
                   Allowance     Category    Loans       Allowance  Category     Loans
                   -----------------------------------   --------------------------------
One-to-four
 family                 20       19,249       89.37%         17      17,141     89.20%
Multi-family             1          345        1.60           2         440      2.29
Commercial real
 estate                  1           67         .31           1          88       .46
Construction             5        1,674        7.77           4       1,368      7.12
Secured lines of
 credit                  -            -           -           -           -         -
Business loans           -            -           -           -           -         -
Loans on deposit
 accounts                -            7         .03           -          23       .12
Consumer loans           1          197         .92           1         157       .81
Unallocated             24            -           -          21           -         -
                       ---      -------     -------         ---     -------   -------
   Total                52       21,539      100.00%         46      19,217    100.00%
                       ===      =======     =======         ===     =======   =======

Investment Activities

         The investment policy of the Company and its subsidiaries, which is established by the Board of Directors and implemented by the Asset/Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. State chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements and loans on federal funds. Subject to various restrictions, state chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. At March 31, 2002, the Company and its subsidiaries had investment securities in the aggregate amount of $576,000. The investment portfolio, except for FHLB stock, is classified as available for sale.

         The following table sets forth certain information regarding the book value of the Company and its subsidiaries' investment securities portfolio at the dates indicated.

                                                      At March 31,
                                             ------------------------------
                                             2002         2001         2000
                                             ----         ----         ----
                                                     (In Thousands)

Interest-bearing deposits:
  Certificates of deposit                 $  1,095        1,963        7,395
  FHLB daily investment                      8,448        4,784        3,372
  Other                                        298           18           63
                                          --------       ------       ------
   Total interest-bearing deposits        $  9,841        6,765       10,830
                                          ========       ======       ======
Investment securities:
  U.S. Government securities
   and obligations                        $      -            -            -
  FHLB-Chicago stock                           297          200          186
  Corporate equity investments (1)             180          170          170
  Corporate debt securities (1)                 99           93           79
                                          --------        -----        -----
   Total investment securities            $    576          463          435
                                          ========        =====        =====
___________________
(1) For a complete description, see Note 4 to the "Notes to Consolidated Financial Statements" in the 2002 Annual Report to Stockholders.

         The table below sets forth certain information regarding the carrying value, weighted average yield and maturities of the Company and its subsidiaries' investment securities at March 31, 2002.

                                                                   At March 31, 2002
                                 -------------------------------------------------------------------------------------------
                                   One Year or Less      One to Five Years              Total Investment Securities
                                 -------------------    -------------------     --------------------------------------------
                                                                                 Average
                                            Weighted               Weighted     Remaining             Approximate   Weighted
                                 Carrying    Average    Carrying    Average     Years to    Carrying     Market      Average
                                  Value       Yield      Value       Yield      Maturity     Value       Value        Yield
                                 --------   --------    --------   --------     ---------   --------  -----------   --------
                                                                  (Dollars in Thousands)
FHLB-Chicago stock               $  297        5.00%        -           -            -          297         297        5.00

Corporate equity investments        100         N/A         -           -            -          100         180         N/A

Corporate debt securities             -           -       100       11.00            1          100          99       11.00
                                 ------        ----      ----       -----          ---        -----       -----       -----

  Total                          $  397        5.00%      100       11.00            1          497         576        5.20
                                 ======        ====      ====       =====          ===        =====       =====       =====

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

         The following table presents the deposit activity of the Bank for the periods indicated.

                                              Year Ended March 31,
                                      ----------------------------------
                                         2002         2001         2000
                                         ----         ----         ----
                                                  (In Thousands)

Deposits                             $  56,140       42,296       15,562
Withdrawals                            (52,243)     (29,491)     (12,764)
                                     ---------     --------     --------
Net deposits                             3,897       12,805        2,798
Interest credited on deposits            2,218        1,942        1,230
                                     ---------     --------     --------
  Total increase in deposits         $   6,115       14,747        4,028
                                     =========     ========     ========

         At March 31, 2002, the Bank had outstanding $9.8 million in deposit accounts in amounts of $100,000 or more maturing as follows:

                           Maturity Period                           Amount
                           ---------------                           ------
                                                                  (In Thousands)

                           Three months or less                      $ 3,875
                           Over three through six months               2,132
                           Over six through twelve months              1,338
                           Over twelve months                          2,494
                                                                     -------

                               Total                                 $ 9,839
                                                                     =======

         The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average interest rates on deposits presented.

                                                    At March 31,
                              --------------------------------------------------------
                                      2002               2001               2000
                              ------------------   ----------------   ----------------
                                        Percent            Percent            Percent
                                        of Total           of Total           of Total
                               Amount   Deposits   Amount  Deposits   Amount  Deposits
                              --------  --------   ------  --------   ------  --------
                                                 (Dollars in Thousands)

Passbook accounts             $  7,995    15.58%    6,218    13.75%    5,743    18.85%
                              --------   ------    ------   ------    ------   ------
Demand deposit accounts          2,296     4.47     1,281     2.83       517     1.70
                              --------   ------    ------   ------    ------   ------
Money market accounts            4,850     9.45     6,046    13.38     1,017     3.34
                              --------   ------    ------   ------    ------   ------
Certificate accounts

  Ninety-one day                   867     1.69       105      .23       253      .83
  Six to twelve months           5,493    10.70     2,517     5.57     1,842     6.05
  Twelve to eighteen months     20,086    39.14    21,067    46.61    15,639    51.34
  Eighteen to thirty months      4,630     9.02     3,709     8.20     1,633     5.36
  Thirty to sixty months         1,032     2.01       636     1.41       748     2.46
  Sixty months                     431     0.84       241      .53       179      .59
  IRA and Keogh                  3,545     6.91     3,290     7.28     2,792     9.17
  Other                             95     0.19        95      .21        95      .31
                              --------   ------    ------   ------    ------   ------
    Total                       36,179    70.50    31,660    70.04    23,181    76.11
                              --------   ------    ------   ------    ------   ------

Total deposits                $ 51,320   100.00%   45,205   100.00%   30,458   100.00%
                              ========   ======    ======   ======    ======   ======

Weighted average rate                      3.38%              5.47%              4.97%
                                           ====               ====               ====

         The following table presents, by various rate categories, the amount of certificate accounts outstanding at March 31, 2002, 2001, and 2000 and the periods to maturity of the certificate accounts outstanding at March 31, 2002.

                                                            Period to Maturity
                                                            from March 31, 2002
                                At March 31,           ------------------------------
                         --------------------------          Within      One to
                          2002      2001      2000     One Year  Five Years(1)  Total
                         -----      ----      ----     --------  -------------  -----
                                                (In Thousands)
Certificate accounts:
   4.99% or less       $ 24,690     1,105     3,655     19,311      5,379      24,690
   5.00% to 5.99%         8,773     5,146    10,261      8,182        591       8,773
   6.00% to 6.99%         2,133    23,201     9,265      1,961        172       2,133
   7.00% to 7.99%           583     2,208         -        528         55         583
                       --------    ------    ------     ------      -----      ------
    Total              $ 36,179    31,660    23,181     29,982      6,197      36,179
                       ========    ======    ======     ======      =====      ======

_________
(1) The Bank does not offer certificate accounts with a period to maturity exceeding five years.

Borrowings

         Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Chicago to supplement its supply of lendable funds, although the Bank has not generally utilized this funding source. Advances from the FHLB of Chicago would typically be secured by a pledge of the Bank's stock in the FHLB of Chicago and a portion of the Bank's first mortgage loans and certain other assets. At March 31, 2002 and 2001, the Bank had no advances outstanding from the FHLB of Chicago or borrowings of any kind.

         In connection with the conversion, the ESOP purchased 8% of the Common Stock issued in the Conversion (17,755 shares). Such purchase was funded by the Company thru a 10-year loan to the ESOP in the amount of $177,550. The Bank is making annual contributions to the ESOP to enable the ESOP to pay principal and interest.

Subsidiary Activities

         OBRE regulations permit a state-chartered savings bank to invest up to 10% of its assets in the capital stock, paid-in surplus and unsecured obligations of subsidiary corporations or service corporations. As of March 31, 2002, the Bank was authorized to invest approximately $6.1 million in the capital stock and other securities of service corporation subsidiaries. As of that date, the Bank had an equity investment of $160,197 in its wholly-owned service corporation, West Town Insurance Agency, Inc. This company is a full-service licensed insurance agency.

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

Personnel

         As of March 31, 2002, the Bank had 9 full-time employees and 6 part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be excellent.

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

         While the Bank is no longer required to be a member since its conversion to a state-chartered savings bank in 1995, the Bank has chosen to remain a member. Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Chicago. At March 31, 2002, the Bank had no advances from the FHLB of Chicago. See "Sources of Funds - Borrowings".

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

         As of March 31, 2002, the Bank was in compliance with the QTL test with a QTL ratio of 81.03%.

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

         At March 31, 2002 and 2001, the Bank met all of its capital requirements. See Note 13 to the Consolidated Financial Statements in the 2002 Annual Report to Stockholders.

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

Investment Rules, Loans to One Borrower, and Aggregate Loan Limits

         Under OBRE regulations, the permissible amount of loans-to-one borrower for state-chartered savings banks is 20% of its unimpaired capital and surplus (25% if the security for such a loan has a "readily ascertainable" value or 30% for certain residential development loans) or $500,000. At March 31, 2002, the lending limitations, in essence, imposed a $711,000 limit on the Bank's loans-to-one borrower.

         Savings banks and their subsidiaries may not acquire or retain investments in corporate debt securities that, at the time of acquisition, were not rated in one of the four highest rating categories by at least one nationally recognized rating organization. At March 31, 2002, the Bank did not have any corporate debt securities below investment grade.

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

         Section 22(h) also requires that all such insider loans or extensions of credit be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of repayment or present other unfavorable features. Additionally, with certain exceptions,
Section 22(h) prohibits a member bank from paying an overdraft on an account at such bank of an executive officer or director. At March 31, 2002, the Bank was in compliance with restrictions on loans to insiders.

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

         The FDIC or the OBRE may determine that the continuation by a savings bank of its ownership control, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness, or stability of the bank or is inconsistent with sound banking practices or with the purposes of the FDIC Act. Based upon that determination, the FDIC or the OBRE has the authority to order the savings bank to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly. At March 31, 2002, the Bank had West Town Insurance Agency as a wholly-owned subsidiary.

Brokered Deposits

         FIRREA states that no insured depository institution that fails to meet the applicable minimum capital requirement may accept funds obtained directly or indirectly by or through a deposit broker for deposit into one or more deposit accounts. The FDIC is authorized to waive this prohibition on a case-by-case basis, but only upon finding that such use of brokered deposits does not constitute an unsafe or unsound practice. At March 31, 2002, the Bank had no brokered deposits.

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

                           FEDERAL AND STATE TAXATION

Federal Taxation

         General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's addition to its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. For its taxable year ending March 31, 2002, the Company was subject to an effective federal income tax rate of 26.7%.

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

     Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Company and its subsidiaries were not subject to this tax for the year ended March 31, 2002.

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

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles Assets" (SFAS No.
142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of SFAS No. 142. The Company does not believe these statements will have a material impact on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002, with the initial application as of the beginning of the entity's fiscal year. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Term Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as well as the accounting and reporting of the Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability-weighted and "primary-asset" approach to estimate cash flows in testing for impairment of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. As such, the Company will adopt the provisions of SFAS No. 144 on April 1, 2002. The Company does not expect these provisions to have a material impact on its consolidated financial statements.

Additional Item.  Executive Officers of the Registrant.
-------------------------------------------------------

         The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

                             Age at      Position with the Company and Bank
Name                        03/31/02     and Past Five Years Experience
----                        --------     ----------------------------------

Jeffrey P. Kosobucki           36        Chief Financial Officer of the Company.
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

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

         Information relating to the market for the Registrant's common equity and related stockholder matters appears in the Registrant's 2002 Annual Report to Stockholders on Page 27 and is incorporated herein by reference. On May 31, 2002, the Company had 78 registered stockholders.

Item 6.  Selected Financial Data.
---------------------------------

         The above-captioned information appears under "Selected Consolidated Financial and Other Data of the Company" in the Registrant's 2002 Annual Report to Stockholders on Pages 8 through 10 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

         The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2002 Annual Report to Stockholders on Pages 11 through 26 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

         The Consolidated Financial Statements of West Town Bancorp, Inc. and its subsidiaries, together with the report thereon by Cobitz, VandenBerg & Fennessy appear in the Registrant's 2002 Annual Report to Stockholders on Pages F-1 through F-23 and are incorporated herein by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial
--------------------------------------------------------------------------------
Disclosure.
-----------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 10, 2002, on Pages 3 through 6. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G.

Item 11.  Executive Compensation.
---------------------------------

     The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 10, 2002, on Pages 10 through 15.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 10, 2002, on Pages 2 through 3.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 10, 2002, on Page 15.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

1.   Independent Auditors' Report*

2.   All Financial Statements*

     (a)  Consolidated Statements of Condition as of March 31, 2002 and 2001.

     (b) Consolidated Statements of Income for the Years Ended March 31, 2002, 2001 and 2000.

     (c) Consolidated Statements of Stockholders' Equity for Years Ended March 31, 2002, 2001 and 2000.

     (d) Consolidated Statements of Cash Flows for the Years Ended March 31, 2002, 2001 and 2000.

     (e)  Notes to Consolidated Financial Statements

     All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.   Exhibits

     (3)(a) Certificate of Incorporation of West Town Bancorp, Inc.**

     (3)(b) Bylaws of West Town Bancorp, Inc.**

     11     Statement regarding Computation of Earnings Per Share

     13     2002 Annual Report to Stockholders

     21     Subsidiaries of the Registrant

     23     Consent of Independent Auditors

     * Incorporated by reference to the Annual Report to Stockholders for the fiscal year ended March 31, 2002, attached as an exhibit hereto.

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

                                     WEST TOWN BANCORP, INC.



                                     By:   /s/ Dennis B. Kosobucki
                                           -------------------------------------
                                           Dennis B. Kosobucki
DATED:   June 5, 2002                      Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Name                    Title                                  Date
         ----                    -----                                  ----
/s/ Dennis B. Kosobucki          Chairman of the Board                  June 5, 2002
--------------------------       President, Chief Executive Officer
Dennis B. Kosobucki              (Principal Executive Officer)


/s/ Jeffrey P. Kosobucki         Vice President and Chief               June 5, 2002
--------------------------       Financial Officer
Jeffrey P. Kosobucki             (Principal Financial Officer
                                 and Principal Accounting Officer)

/s/ Edward J. Hradecky           Director                               June 5, 2002
--------------------------
Edward J. Hradecky

/s/ John A. Storcel              Director                               June 5, 2002
--------------------------
John A. Storcel

/s/ James Kucharczyk             Director                               June 5, 2002
--------------------------
James Kucharczyk

/s/ James J. Kemp, Jr.           Director                               June 5, 2002
--------------------------
James J. Kemp, Jr.


/s/ James Kucera                 Director                               June 5, 2002
--------------------------
James Kucera

/s/ Charles J. Sourek, Jr.       Director                               June 5, 2002
--------------------------
Charles J. Sourek, Jr.

                  [LETTERHEAD OF COBITZ, VANDENBERG & FENNESSY]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
West Town Bancorp, Inc.
Cicero, Illinois

         We have audited the consolidated statements of financial condition of West Town Bancorp, Inc. and subsidiaries as of March 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West Town Bancorp, Inc. and subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ending March 31, 2002, in conformity with generally accepted accounting principles.

                                   /s/ Cobitz, Vandenberg & Fennessy

April 25, 2002
Palos Hills, Illinois

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                 Consolidated Statements of Financial Condition

                                                                      March 31,
                                                              ------------------------
                                                                 2002          2001
                                                                 ----          ----
Assets
------

Cash and amounts due from depository institutions          $    423,795       370,160
Interest-bearing deposits                                     9,841,394     6,765,061
                                                             ----------    ----------
   Total cash and cash equivalents                           10,265,189     7,135,221
Mortgage-backed securities, held to maturity
  (fair value: 2002 - $22,631,400;
  2001 - $7,621,200) (note 2)                                22,534,020     7,501,917
Loans receivable (net of allowance for loan losses:
  2002 - $117,000; 2001 - $99,000) (note 3)                  25,079,838    31,344,877
Stock in Federal Home Loan Bank of Chicago                      296,800       200,500
Other investments, available for sale,
  at fair value (note 4)                                        279,200       263,000
Accrued interest receivable (note 5)                            240,327       273,425
Office properties and equipment - net (note 6)                1,489,939     1,576,557
Prepaid expenses and other assets (note 7)                      836,309     1,529,518
                                                             ----------    ----------

   Total assets                                              61,021,622    49,825,015
                                                             ==========    ==========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits (note 8)                                            51,319,909    45,204,540
Borrowed money (note 9)                                               -             -
Advance payments by borrowers for taxes and insurance            47,275        48,311
Other liabilities (note 10)                                   5,407,100       473,562
                                                             ----------    ----------
   Total liabilities                                         56,774,284    45,726,413
                                                             ----------    ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                    -             -
Common stock, $.01 par value; authorized
  400,000 shares; 231,928 shares issued and
  204,287 shares outstanding at March 31, 2002
  and 204,787 shares outstanding at March 31, 2001                2,319         2,319
Additional paid-in capital                                    2,004,931     2,000,877
Retained earnings, substantially restricted                   2,586,524     2,460,055
Accumulated other comprehensive income,
  net of income taxes                                            50,724        46,782
Treasury stock, at cost (27,641 and 27,141 shares
  at March 31, 2002 and 2001)                                  (327,557)     (321,557)
Common stock acquired by Employee Stock Ownership Plan          (69,603)      (89,874)
                                                             ----------    ----------
   Total stockholders' equity (notes 13 and 14)               4,247,338     4,098,602
                                                             ----------    ----------

Commitments and contingencies (notes 15 and 16)

   Total liabilities and stockholders' equity              $ 61,021,622    49,825,015
                                                             ==========    ==========

See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                        Consolidated Statements of Income

                                                        Years Ended March 31,
                                              ---------------------------------------
                                                   2002          2001          2000
                                                   ----          ----          ----
Interest income:
  Loans                                       $ 2,157,833     2,039,014     1,448,545
  Mortgage-backed securities                      786,189       337,619        45,271
  Investment securities                            11,000        11,000        11,000
  Interest-bearing deposits                       279,413       549,808       510,749
  Dividends on FHLB stock                          16,492        14,285        12,710
                                              -----------     ---------     ---------
     Total interest income                      3,250,927     2,951,726     2,028,275
                                              -----------     ---------     ---------

Interest expense:
  Deposits                                      2,147,511     2,078,518     1,244,964
                                              -----------     ---------     ---------

     Net interest income before provision
      for loan losses                           1,103,416       873,208       783,311
Provision for loan losses (note 3)                 18,000        40,829         6,000
                                              -----------     ---------     ---------
     Net interest income after provision
      for loan losses                           1,085,416       832,379       777,311
                                              -----------     ---------     ---------

Non-interest income:
  Loan fees and service charges                    17,337         8,168        12,530
  Rental income                                    13,137        12,121        10,316
  Deposit related fees and other income           151,032        87,807        27,010
                                              -----------     ---------     ---------
     Total non-interest income                    181,506       108,096        49,856
                                              -----------     ---------     ---------

Non-interest expense:
  Compensation, employee benefits, and
    related expenses (note 11)                    525,679       512,139       376,085
  Advertising and promotion                        18,802        27,200        31,519
  Occupancy and equipment expenses (note 6)       230,227       212,832       130,211
  Data processing                                  66,117        64,769        37,450
  Federal deposit insurance premiums                8,561         6,564        12,933
  Legal, audit, and examination services           98,517        72,175        61,935
  Other operating expenses                        143,139       115,514        90,814
                                              -----------     ---------     ---------
     Total non-interest expense                 1,091,042     1,011,193       740,947
                                              -----------     ---------     ---------

Net income (loss) before income taxes             175,880       (70,718)       86,220

Provision for income
  taxes (benefit) (note 12)                        49,411       (31,711)       24,184
                                              -----------     ---------     ---------

     Net income (loss)                        $   126,469       (39,007)       62,036
                                              ===========     =========     =========

Earnings (loss) per share - basic             $       .64          (.20)          .30
                                              -----------     ---------     ---------

Earnings (loss) per share - diluted           $       .64          (.20)          .30
                                              -----------     ---------     ---------

Dividends declared per common share           $        -             -             -
                                              -----------     ---------     ---------

See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

           Consolidated Statements of Changes in Stockholders' Equity

                        Three Years Ended March 31, 2002

                                                                       Accumulated                Common
                                            Additional                    Other                   Stock
                                   Common    Paid-in      Retained    Comprehensive   Treasury    Acquired
                                   Stock     Capital      Earnings        Income        Stock     by ESOP       Total
                                   ------   ----------   ----------   -------------   ---------   --------      -----
Balance at March 31, 1999         $ 2,319    1,993,869    2,437,026       44,832     (107,206)   (124,416)    4,246,424

Comprehensive income:
Net income                                                   62,036                                              62,036
 Other comprehensive income,
   net of tax:
  Unrealized holding loss
   during the year                                                       (13,609)                               (13,609)
                                                          ---------      -------                              ---------

Total comprehensive income                                   62,036      (13,609)                                48,427
                                                          ---------      -------                              ---------
Purchase of treasury stock
  (12,241 shares)                                                                    (147,451)                 (147,451)
Contribution to fund ESOP loan                   3,392                                             16,454        19,846
                                  -------    ---------    ---------      -------      -------     -------     ---------

Balance at March 31, 2000           2,319    1,997,261    2,499,062       31,223     (254,657)   (107,962)    4,167,246
                                  -------    ---------    ---------      -------      -------     -------     ---------
Comprehensive income:
Net loss                                                    (39,007)                                            (39,007)
 Other comprehensive income,
   net of tax:
  Unrealized holding gain
   during the year                                                        15,559                                 15,559
                                                          ---------      -------                              ---------

Total comprehensive income                                  (39,007)      15,559                                (23,448)
                                                          ---------      -------                              ---------
Purchase of treasury stock
  (5,575 shares)                                                                      (66,900)                  (66,900)
Contribution to fund ESOP loan                   3,616                                             18,088        21,704
                                  -------    ---------    ---------      -------      -------     -------     ---------

Balance at March 31, 2001           2,319    2,000,877    2,460,055       46,782     (321,557)    (89,874)    4,098,602
                                  -------    ---------    ---------      -------      -------     -------     ---------

Comprehensive income:
Net income                                                  126,469                                             126,469
 Other comprehensive income,
   net of tax:
  Unrealized holding gain
   during the year                                                         3,942                                  3,942
                                                          ---------      -------                              ---------

Total comprehensive income                                  126,469        3,942                                130,411
                                                          ---------      -------                              ---------
Purchase of treasury stock
  (500 shares)                                                                         (6,000)                   (6,000)
Contribution to fund ESOP loan                   4,054                                             20,271        24,325
                                  -------    ---------    ---------      -------      -------     -------     ---------

Balance at March 31, 2002         $ 2,319    2,004,931    2,586,524       50,724     (327,557)    (69,603)    4,247,338
                                  =======    =========    =========      =======      =======     =======     =========

See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                      Consolidated Statements of Cash Flows

                                                                    Years Ended March 31,
                                                           -------------------------------------
                                                              2002         2001         2000
                                                              ----         ----         ----
Cash flows from operating activities:
  Net income (loss)                                     $    126,469      (39,007)      62,036
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                             93,574       90,835       47,049
     Amortization of cost of stock benefit plans              24,325       21,704       19,846
     Federal Home Loan Bank stock dividend                   (16,200)     (14,100)      (3,100)
     Provision for loan losses                                18,000       40,829        6,000
     Decrease in deferred income                             (29,132)        (442)      (7,142)
     (Increase) decrease in current and deferred federal
       and state income taxes                                 46,378        9,269      (31,713)
     (Increase) decrease in accrued interest receivable       33,098     (121,751)         776
     Increase (decrease) in accrued interest payable         (70,319)     136,475       15,002
     Change in prepaid and accrued items, net                (64,441)     (98,207)     350,078
                                                        ------------   ----------    ---------

Net cash provided by operating activities                    161,752       25,605      458,832
                                                        ------------   ----------    ---------

Cash flows from investing activities:
     Purchase of mortgage-backed securities,
         held to maturity                                (22,359,499)  (6,888,224)    (991,250)
     Proceeds from repayments of mortgage-backed
       securities, held to maturity                       12,327,396      961,864      353,631
     Purchase of Federal Home Loan Bank stock                (80,100)           -       (5,900)
     Disbursements for loans originated or purchased     (11,652,044) (20,966,887)  (4,689,865)
     Loan repayments                                      18,631,086    8,077,608    4,461,070
     Participation loans sold                                      -       82,743      707,011
     Property and equipment expenditures                      (6,956)     (19,018)  (1,139,097)
                                                        ------------   ----------   ----------

Net cash provided for investing activities                (3,140,117) (18,751,914)  (1,304,400)
                                                        ------------   ----------   ----------

Cash flows from financing activities:
     Purchase of treasury stock                               (6,000)     (66,900)    (147,451)
     Deposit receipts                                     56,140,154   42,295,532   15,562,103
     Deposit withdrawals                                 (52,242,709) (29,490,329) (12,763,981)
     Interest credited to deposit accounts                 2,217,924    1,941,717    1,229,981
     Increase (decrease) in advance payments by
      borrowers for taxes and insurance                       (1,036)      11,601       (4,322)
                                                        ------------   ----------   ----------

Net cash provided by financing activities                  6,108,333   14,691,621    3,876,330
                                                        ------------   ----------   ----------

Increase (decrease) in cash and cash equivalents           3,129,968   (4,034,688)   3,030,762
Cash and cash equivalents at beginning of year             7,135,221   11,169,909    8,139,147
                                                        ------------   ----------   ----------

Cash and cash equivalents at end of year                $ 10,265,189    7,135,221   11,169,909
                                                        ============   ==========   ==========

Cash paid during the year for:
     Interest                                           $  2,217,830    1,942,043    1,229,962
     Income taxes                                             42,400        3,500       56,754
                                                        ============   ==========   ==========

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

     The Company has adopted the provisions of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" which impose certain requirements on the measurement of impaired loans. These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, residential mortgage and consumer installment loans. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Management has determined that there were no material amounts of loans at March 31, 2002 and 2001, nor during the three years ended March 31, 2002, which met the definition of an impaired loan.

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

     Reclassifications
     -----------------

     Certain 2001 items have been reclassified to conform with the 2002 presentation.

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

     Weighted average shares used in calculating earnings per share are summarized below:

                                                          Years Ended March 31,
                                                 ---------------------------------------
                                                      2002          2001          2000
                                                      ----          ----          ----
         Weighted average number of
           common shares outstanding used
           in basic EPS calculation                  196,500       196,539       203,981
         Add common stock equivalents
           for shares issuable under
           Stock Option Plans                          2,647         2,641         2,720
                                                     -------       -------       -------

         Weighted average number of shares
           outstanding adjusted for common
           stock equivalents                         199,147       199,180       206,701
                                                     =======       =======       =======

         Net income (loss)                         $ 126,469       (39,007)       62,036
         Basic earnings (loss) per share           $     .64          (.20)          .30
         Diluted earnings (loss) per share         $     .64          (.20)          .30

2)   Mortgage-Backed Securities, Held to Maturity
     --------------------------------------------

     Mortgage-backed securities are summarized as follows:

                                                          Gross         Gross
                                         Amortized      Unrealized    Unrealized     Fair
                                            Cost          Gains         Losses       Value
                                       -------------   -----------   -----------  -----------
     March 31, 2002
     --------------

        Participation Certificates:
            FHLMCs                     $   9,613,000        6,422         23,322    9,596,100
            GNMAs                          5,180,464       64,036              -    5,244,500
            FNMAs                          5,246,855       45,245              -    5,292,100
            CMOs                           2,493,701        8,452          3,453    2,498,700
                                       -------------   -----------   -----------  -----------

                                       $  22,534,020      124,155         26,775   22,631,400
                                       =============   ==========    ==========   ===========


     Weighted average interest rate             6.76%
                                                ====

     March 31, 2001
     --------------

        Participation Certificates:
            FHLMCs                     $     392,761          402          6,763      386,400
            GNMAs                          3,260,165       94,135              -    3,354,300
            FNMAs                          3,353,991       29,009              -    3,383,000
            CMOs                             495,000        2,500              -      497,500
                                       -------------   -----------   -----------  -----------

                                       $   7,501,917      126,046          6,763    7,621,200
                                       =============   ==========    ===========  ===========


         Weighted average interest rate         7.40%
                                                ====

3)   Loans Receivable
     ----------------

     Loans receivable are summarized as follows:

                                                                   March 31,
                                                         ---------------------------
                                                               2002          2001
                                                               ----          ----
     Mortgage loans:
        One-to-four family                               $  15,000,853    22,578,763
        Multi-family                                         1,049,499       609,277
        Nonresidential                                       1,147,509     1,588,884
        Construction                                         1,670,000     1,090,000
                                                         -------------    ----------

     Total mortgage loans                                   18,867,861    25,866,924
                                                         -------------    ----------

     Other loans:
        Secured lines of credit                              4,444,073     3,590,744
        Business loans                                       1,616,863     1,755,688
        Loans on deposit accounts                               36,271       164,968
        Consumer loans                                         997,145       644,825
                                                         -------------    ----------

     Total other loans                                       7,094,352     6,156,225
                                                         -------------    ----------

     Total loans receivable                                 25,962,213    32,023,149
                                                         -------------    ----------

     Less:
        Loans in process                                       715,756       500,521
        Deferred loan fees and discounts,
          net of premiums                                       49,619        78,751
        Allowance for loan losses                              117,000        99,000
                                                         -------------    ----------

     Loans receivable, net                               $  25,079,838    31,344,877
                                                         =============    ==========


     Weighted average interest rate                               6.69%         7.51%
                                                         =============    ==========

     There were no loans delinquent three months or more at March 31, 2002 and 2001 respectively. The Bank has established a loan loss reserve of $117,000.

     Activity in the allowance for loan losses is summarized as follows:

                                                            Years Ended March 31,
                                                   -------------------------------------
                                                      2002          2001          2000
                                                      ----          ----          ----
         Balance, beginning of year                $  99,000        58,171        52,171

         Provision for loan losses                    18,000        40,829         6,000

         Charge-offs                                       -             -             -
                                                     -------        ------        ------

         Balance, end of year                      $ 117,000        99,000        58,171
                                                     =======        ======        ======

     The Bank has pledged approximately $422,000 in single-family mortgage loans as collateral to secure deposits in excess of Federal Deposit Insurance Corporation insurance limitations. The balances of these loans are at least 110% of the non-insured deposits at March 31, 2002, in accordance with the terms of the executed collateralization agreements with various depositors.

4)   Other Investments, Available for Sale
     -------------------------------------

     This portfolio is being accounted for at fair value in accordance with SFAS No. 115. A summary of other investments available for sale is as follows:

                                                        Gross       Gross
                                        Amortized    Unrealized   Unrealized      Fair
                                          Cost          Gains       Losses        Value
                                       -----------   ----------  ------------  ----------
     March 31, 2002
     --------------

     Corporate equity securities       $   100,000       80,000             -     180,000
     Corporate debt securities             100,000            -           800      99,200
                                       -----------   ----------  ------------  ----------

                                       $   200,000       80,000           800     279,200
                                       ===========   ==========  ============  ==========

     March 31, 2001
     --------------

     Corporate equity securities       $   100,000       70,000             -     170,000
     Corporate debt securities             100,000            -         7,000      93,000
                                       -----------   ----------  ------------  ----------

                                       $   200,000       70,000         7,000     263,000
                                       ===========   ==========  ============  ==========

     There were no sales from this portfolio during the years ended March 31, 2002, 2001 and 2000 respectively. In addition, during the current period, the increase in net unrealized gains of $16,200, adjusted for the tax effect of $12,258, resulted in a $3,942 credit to stockholders' equity.

5)   Accrued Interest Receivable
     ---------------------------

     Accrued interest receivable is summarized as follows:

                                                                March 31,
                                                         ----------------------
                                                           2002           2001
                                                           ----           ----
     Interest-bearing deposits                          $       -        14,422
     Mortgage-backed securities                           100,857        48,489
     Loans receivable                                     137,163       208,220
     Other                                                  2,307         2,294
                                                          -------       -------

                                                        $ 240,327       273,425
                                                          =======       =======

6)   Office Properties and Equipment
     -------------------------------

     Office properties and equipment are summarized as follows:

                                                                      March 31,
                                                              -----------------------
                                                                  2002          2001
                                                                  ----          ----
     Cost:
        Land - Cicero                                        $   25,532        25,532
        Land - North Riverside                                  351,975       351,975
        Office building - Cicero                                426,631       426,631
        Office building - North Riverside                       754,828       754,828
        Furniture, fixtures and equipment                       458,585       451,629
        Automobile                                               36,511        36,511
                                                             ----------     ---------
                                                              2,054,062     2,047,106

     Less accumulated depreciation                              564,123       470,549
                                                             ----------     ---------

                                                             $1,489,939     1,576,557
                                                             ==========     =========

     Depreciation of office properties and equipment for the years ended March 31, 2002, 2001 and 2000 amounted to $93,574, $90,835, and $47,049 respectively.

7)   Prepaid Expenses and Other Assets
     ---------------------------------

     Prepaid expenses and other assets consist of the following:

                                                                   March 31,
                                                            -----------------------
                                                              2002          2001
                                                              ----          ----
     Current federal and state income tax
       overpayment - net                                    $   3,940        48,973
     Prepaid insurance                                         30,373        12,626
     Other prepaid expenses                                    11,458        22,079
     Cash surrender value of corporate-owned
       life insurance                                         107,049        86,263
     Amounts due on loans serviced by others                  530,741     1,233,612
     Other                                                    152,748       125,965
                                                            ---------     ---------

                                                            $ 836,309     1,529,518
                                                            =========     =========

8)   Deposits
     --------

     Deposit accounts are summarized as follows:

                                                           March 31,
                                                  ------------------------
                                                      2002         2001
                                                      ----         ----

     Passbook accounts                          $  7,995,036    6,217,668
     Certificates                                 36,178,441   31,659,831
     Demand deposit and money market accounts      7,146,432    7,327,041
                                                ------------   ----------

       Total                                    $ 51,319,909   45,204,540
                                                ============   ==========


     The composition of deposit accounts by interest rate is as follows:

                                                       March 31,
                                              ------------------------
                                                  2002          2001
                                                  ----          ----

     Non-interest bearing                   $  1,585,688       851,334
     1.00 - 2.99%                             17,447,992     6,650,627
     3.00 - 3.99                              13,747,521        59,094
     4.00 - 4.99                               7,050,089     6,731,096
     5.00 - 5.99                               8,772,641     5,503,536
     6.00 - 6.99                               2,132,989    23,200,504
     7.00 - 7.99                                 582,989     2,208,349
                                            ------------    ----------

       Total                                $ 51,319,909    45,204,540
                                            ============    ==========

     The weighted average interest rate on deposit accounts at March 31, 2002 and 2001 was 3.38% and 5.47% respectively.

     A summary of certificates of deposit that mature during the twelve-month periods indicated is as follows:

                                                             March 31,
                                                    ------------------------
                                                        2002          2001
                                                        ----          ----

     Twelve month period ended March 31, 2002     $          -    26,647,720
     Twelve month period ended March 31, 2003       29,981,709     4,324,825
     Twelve month period ended March 31, 2004        5,360,193       424,007
     Twelve month period ended March 31, 2005          356,970        45,832
     Twelve month period ended March 31, 2006          113,675       217,447
     Twelve month period ended March 31, 2007
       and thereafter                                  365,894             -
                                                  ------------    ----------

       Total                                      $ 36,178,441    31,659,831
                                                  ============    ==========

     Interest expense on deposits consists of the following:

                                             Years Ended March 31,
                                    -------------------------------------
                                       2002          2001          2000
                                       ----          ----          ----

     Passbooks                    $   130,691       152,632       147,544
     Certificates                   1,842,823     1,717,006     1,086,131
     Demand deposit and
      money market accounts           173,997       208,880        11,289
                                  -----------     ---------     ---------

       Total                      $ 2,147,511     2,078,518     1,244,964
                                  ===========     =========     =========

     The aggregate amount of deposit accounts with a balance of $100,000 or greater was approximately $9,839,000 and $8,041,000 at March 31, 2002 and 2001 respectively. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

9)   Borrowed Money
     --------------

     In connection with the Company's initial public offering, the Bank established an Employee Stock Ownership Plan (ESOP). The ESOP was funded by the proceeds from a $177,550 loan from the Company. The loan carries an interest rate of eight and one-quarter percent and matures in the year 2005. The loan is secured by the shares of the Company purchased with the loan proceeds. The Bank has committed to make contributions to the ESOP sufficient to allow the ESOP to fund the debt service requirements of the loan.

10)  Other Liabilities
     -----------------

     Other liabilities include the following:

                                                          March 31,
                                                   ----------------------
                                                     2002          2001
                                                     ----          ----

     Deferred income tax liability (a)          $    81,993        68,390
     Accrued interest on deposits                   175,700       246,019
     Accrued real estate taxes                       58,345        80,000
     Accrued audit fees                              18,125        16,450
     Amount due on settlement of securities       5,000,000             -
     Other accounts payable                          72,937        62,703
                                                -----------     ---------

                                                $ 5,407,100       473,562
                                                ===========     =========


     (a) The approximate tax effect of temporary differences that give rise to the Company's net deferred tax liability at March 31, 2002 and 2001 under SFAS No. 109 is as follows:

                                                 Assets    Liabilities     Net
                                                 ------    -----------     ---
         March 31, 2002
         --------------

         Accelerated depreciation for
          tax purposes                         $       -      68,111     68,111
         Bad debt reserves established
          for financial reporting purposes       (42,067)          -    (42,067)
         Increases to tax bad debt reserves
          since April 1, 1988                          -      15,464     15,464
         Unrealized gain on securities
          available for sale                           -      28,476     28,476
         Stock dividends deferred for
          tax purposes                                 -      12,009     12,009
                                               ---------     -------    -------

            Total                              $ (42,067)    124,060     81,993
                                               =========     =======    =======


         March 31, 2001
         --------------

         Accelerated depreciation for
          tax purposes                         $       -      58,387     58,387
         Bad debt reserves established
          for financial reporting purposes       (35,595)          -    (35,595)
         Increases to tax bad debt reserves
          since April 1, 1988                          -      23,196     23,196
         Unrealized gain on securities
          available for sale                           -      16,218     16,218
         Stock dividends deferred for
          tax purposes                                 -       6,184      6,184
                                               ---------     -------    -------

            Total                              $ (35,595)    103,985     68,390
                                               =========     =======    =======

11)  Officer, Director and Employee Plans
     ------------------------------------

     Stock Option Plan
     -----------------

     On July 12, 1995, the stockholders of the Company approved the West Town Bancorp, Inc. Stock Option Plan. This is an incentive stock option plan for the benefit of the officers and employees of the Company and its affiliates and a directors' stock option plan for the benefit of outside directors of the Company. The number of shares authorized under the Plan is 22,194, equal to 10.0% of the total number of shares issued in the Conversion. As of March 31, 2002, 20,129 options had been granted, which are exercisable at a rate of 20% per year and expire ten years from the date of grant. The following is an analysis of the stock option activity for each of the years in the three year period ended March 31, 2002 and the stock options outstanding at the end of the respective periods:

                                                     Exercise Price
                                                   --------------------------
                                      Number
     Options                         of Shares       Per Share        Total
     -------                         ---------     ------------     ---------

     Outstanding at April 1, 1999      16,919     $ 10.00-12.00     $ 171,334
     Granted                              700             12.00         8,400
     Exercised                              -                               -
     Forfeited                              -                               -
                                       ------     -------------     ---------

     Outstanding at March 31, 2000     17,619       10.00-12.00       179,734
     Granted                              700             12.00         8,400
     Exercised                              -                               -
     Forfeited                              -                               -
                                       ------     -------------     ---------

     Outstanding at March 31, 2001     18,319       10.00-12.00       188,134
     Granted                              700             12.00         8,400
     Exercised                              -                               -
     Forfeited                              -                               -
                                       ------     -------------     ---------

     Outstanding at March 31, 2002     19,019     $ 10.00-12.00     $ 196,534
                                       ======     =============     =========

     Exercisable at March 31, 2002     17,330     $ 10.00-12.00     $ 176,396
                                       ======     =============     =========

     Options available for future
       grants at March 31, 2002         2,065
                                       ======


     The weighted average fair value of options granted during the years ended March 31, 2002, 2001 and 2000 was $12.00, $12.00 and $12.00, respectively.
     As of March 31, 2002, the weighted average exercise price for options outstanding was $10.18 with a weighted average remaining contractual life of 4.1 years.

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

     ------------------------------------------------

     The following summarizes the pro forma net income as if the fair value method of accounting for stock-based compensation plans had been utilized:

                                                  Years Ended March 31,
                                           ---------------------------------
                                              2002        2001         2000
                                              ----        ----         ----

     Net income (loss) (as reported)       $ 126,469    (39,007)      62,036
     Pro forma net income (loss)             123,026    (42,305)      58,882

     Earnings (loss) per share -
       diluted (as reported)               $     .64       (.20)         .30
     Pro forma diluted earnings (loss)
       per share                                 .62       (.21)         .28

     The pro forma results presented above may not be representative of the effects reported in pro form net income for future years.

     Employee Stock Ownership Plan
     -----------------------------

     In conjunction with the Conversion, the Bank formed an Employee Stock Ownership Plan ("ESOP"). The ESOP covers substantially all employees with more than one year of employment and who have attained the age of 21. The ESOP borrowed $177,550 from the Company and purchased 17,755 common shares issued in the Conversion. The Bank will make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. In accordance with generally accepted accounting principles, the unpaid balance of the ESOP loan, which is comparable to unearned compensation, is reported as a reduction of stockholders' equity. Total contributions by the Bank to the ESOP which were used to fund principal and interest payments on the ESOP debt totaled $26,931, $27,569 and $27,569 for the years ended March 31, 2002, 2001 and 2000, respectively.

     Statement of Position No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP No. 93-6") provides guidance for accounting for all ESOPs. SOP No. 93-6 requires that the issuance or sale of treasury shares to the ESOP be reported when the issuance or sale occurs and that compensation expense be recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. In addition, SOP No. 93-6 requires that leveraged ESOP debt and related interest expense be reflected in the employer's financial statements. Prior practice was to recognize compensation expenses based on the amount of the employer's contributions to the ESOP. The application of SOP No. 93-6 results in fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock; however, any such compensation expense fluctuations will result in an offsetting adjustment to additional paid-in capital. Additional compensation expense, recognized as a result of the implementation of this accounting principle, was $4,054, $3,616, and $3,392 for the years ended March 31, 2002, 2001 and 2000 respectively.

12)  Income Taxes
     ------------

     As a result of legislation that changed the method used by many savings banks to calculate their bad debt reserve for federal income tax purposes, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture is occurring over a six year period. The commencement of the recapture by the Bank was delayed two years as the Bank met certain residential lending requirements. For the three years ended December 31, 2002, the Bank recaptured approximately $64,500 in excess bad debt reserves resulting in tax payments of approximately $20,000 which were previously accrued. The pre-1988 reserve provisions are subject only to recapture requirements if the Bank no longer qualifies as a thrift. Tax bad debt deductions accumulated prior to 1988 by the Bank and included in retained earnings total approximately $412,000. No deferred income taxes have been provided for these bad debt deductions and no recapture of these amounts is anticipated.

     The provision for income taxes (benefit) consists of the following:

                                           Years Ended March 31,
                                    -----------------------------------
                                      2002          2001          2000
                                      ----          ----          ----

     Current (benefit)            $  48,066       (39,333)       10,390
     Deferred                         1,345         7,622        13,794
                                  ---------        ------        ------

                                  $  49,411       (31,711)       24,184
                                  =========        ======        ======


     A reconciliation of the statutory federal income tax rate to effective income tax rate is as follows:

                                                    Years Ended March 31,
                                            -----------------------------------
                                              2002         2001          2000
                                              ----         ----          ----

     Statutory federal income tax rate       34.0%        (34.0)         34.0
     Surtax exemption                        (7.3)         (5.0)        (11.7)
     State income tax                         4.8          (4.7)          6.2
     Other                                   (3.4)         (1.1)          (.5)
                                             ----          ----          ----

     Effective income tax rate               28.1%        (44.8)         28.0
                                             ====          ====          ====


     Deferred income tax expense consists of the following tax effects of timing differences:

                                                    Years Ended March 31,
                                             -----------------------------------
                                               2002          2001        2000
                                               ----          ----        ----

     Loan fees                             $       -           253       1,280
     Book loan loss provision in excess
      of tax bad debt deduction               (6,472)      (14,680)     (2,157)
     Depreciation                              9,724        24,712      21,288
     Recapture of bad debt reserve            (7,732)       (7,732)     (7,732)
     Stock dividends deferred for
      tax purposes                             5,825         5,069       1,115
                                           ---------        ------      ------

                                           $   1,345         7,622      13,794
                                           =========        ======      ======

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table below, of the total risk-based and core capital, as defined in the regulations. Management believes, as of March 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

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

     At March 31, 2002 and 2001, the Bank's actual capital amounts and ratios, minimum amounts and ratios required for capital adequacy purposes and minimum amounts and ratios to meet the well-capitalized criteria under prompt corrective action provisions, are as follows:

                                                                      To Be Well-
                                                                   Capitalized Under
                                                 For Capital       Prompt Corrective
                                Actual        Adequacy Purposes    Action Provisions
                        -------------------------------------------------------------
                           Amount    Ratio     Amount    Ratio      Amount    Ratio
                        -------------------------------------------------------------
     March 31, 2002
     --------------
     Risk-based         $ 3,671,526  13.75%  $ 2,136,599  8.00%   $ 2,670,749  10.00%
     Core                 3,554,526   5.88     1,812,441  3.00      3,020,735   5.00

     March 31, 2001
     --------------

     Risk-based         $ 3,374,982  13.27%  $ 2,034,890  8.00%   $ 2,543,610  10.00%
     Core                 3,275,982   6.68     1,471,930  3.00      2,453,201   5.00


                                                     Core        Risk-based
                                                    Capital       Capital
                                                    -------      ----------
     March 31, 2002
     --------------

     Stockholders' equity of the Bank             $ 3,605,763    3,605,763
     Unrealized gain on securities
       available for sale                             (51,237)     (51,237)
     General loss allowances                                -      117,000
                                                  -----------    ---------

     Regulatory capital computed                  $ 3,554,526    3,671,526
                                                  ===========    =========


     March 31, 2001
     --------------

     Stockholders' equity of the Bank             $ 3,275,982    3,275,982
     General loss allowances                                -       99,000
                                                  -----------    ---------

     Regulatory capital computed                  $ 3,275,982    3,374,982
                                                  ===========    =========

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

     Commitments to fund mortgage loans of $1,361,000 at March 31, 2002 represent amounts which the Bank plans to fund within the normal commitment period of 60 to 90 days. Of this amount, $645,000 are in fixed rate commitments with rates ranging from 6.38% to 7.25% and $716,000 are in adjustable rate commitments. Because the credit worthiness of each customer is reviewed prior to extension of the commitment, the Bank adequately controls its credit risk on these commitments, as it does for loans recorded on the balance sheet. The Bank conducts all of its lending activities in the Chicagoland area. Management believes the Bank has a diversified loan portfolio and the concentration of lending activities in these local communities does not result in an acute dependency upon economic conditions of the lending region.

     The Bank has approved, but unused, home equity lines of credit of approximately $1,121,000 at March 31, 2002. Approval of lines of credit is based upon underwriting standards that generally do not allow total borrowings, including the line of credit, to exceed 80% of the estimated fair value of the customer's home. In addition, the Bank has approved but unused equity lines of credit on various construction and commercial projects of approximately $2,417,000 at March 31, 2002.

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

     The estimated fair values of the Company's financial instruments as of March 31, 2002 and 2001 are as follows:

                                                          March 31, 2002
                                                    -------------------------
                                                     Carrying        Fair
                                                      Amount         Value
                                                    ----------    -----------
         Financial assets:
           Cash and cash equivalents               $ 10,265,189    10,265,189
           Mortgage-backed securities                22,534,020    22,631,400
           Loans receivable, gross                   25,962,213    26,372,400
           Other investments, available for sale        279,200       279,200

         Financial liabilities:
           Deposits                                  51,319,909    50,144,700


                                                          March 31, 2002
                                                    -------------------------
                                                     Carrying        Fair
                                                      Amount         Value
                                                    ----------    -----------
         Financial assets:
           Cash and cash equivalents               $  7,135,221     7,135,221
           Mortgage-backed securities                 7,501,917     7,621,200
           Loans receivable, gross                   32,023,149    32,980,600
           Other investments, available for sale        263,000       263,000

         Financial liabilities:
           Deposits                                  45,204,540    45,127,700

18)  Condensed Parent Company Only Financial Statements
     --------------------------------------------------

     The following condensed statements of financial condition, as of March 31, 2002 and 2001, and condensed statements of income and cash flows for the years ended March 31, 2002, 2001 and 2000 for West Town Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

                        Statements of Financial Condition
                        ---------------------------------

                                                              March 31,
                                                     --------------------------
                                                          2002          2001
                                                          ----          ----
         Assets
         ------

         Cash and cash equivalents                    $   364,169       406,173
         Loans receivable                                 177,066       198,363
         Other investments, available for sale             99,200       263,000
         Accrued interest receivable                        3,020         3,027
         Equity investment in subsidiaries              3,608,005     3,353,786
         Other assets                                      17,027         4,475
                                                      -----------    ----------

                                                        4,268,487     4,228,824
                                                      ===========    ==========
         Liabilities and Stockholders' Equity
         ------------------------------------

         Accrued taxes and other liabilities               18,907        52,418
         Common stock                                       2,319         2,319
         Additional paid-in capital                     1,988,807     1,988,807
         Retained earnings                              2,586,524     2,460,055
         Accumulated other comprehensive income,
          net of income taxes                                (513)       46,782
         Treasury stock, at cost                         (327,557)     (321,557)
                                                      -----------    ----------

                                                      $ 4,268,487     4,228,824
                                                      ===========    ==========




                              Statements of Income
                              --------------------

                                                       Years Ended March 31,
                                                   -----------------------------
                                                      2002      2001      2000
                                                      ----      ----      ----

         Interest income                           $ 37,338    54,457    57,254
         Loan fees and service charges                    -       351     1,667
         Non-interest expense                       (76,751)  (51,918)  (32,072)
                                                   --------   -------   -------

         Net income (loss) before income taxes
           and equity in earnings of subsidiaries   (39,413)    2,890    26,849
         Provision for income taxes                  11,663    (1,165)   (5,613)
                                                   --------   -------   -------

         Net income (loss) before equity in
           earnings of subsidiaries                 (27,750)    1,725    21,236
         Equity in earnings (loss) of subsidiaries  154,219   (40,732)   40,800
                                                   --------   -------   -------

         Net income (loss)                         $126,469   (39,007)   62,036
                                                   ========   =======   =======

     --------------------------------------------------------------

                            Statements of Cash Flows
                            ------------------------


                                                      Years Ended March 31,
                                               ---------------------------------
                                                  2002        2001        2000
                                                  ----        ----        ----
     Operating activities:
       Net income (loss)                       $ 126,469    (39,007)     62,036
       Equity in (earnings) loss of
        subsidiaries                            (154,219)    40,732     (40,800)
       Decrease in accrued interest receivable         7          6       3,198
       Change in other items, net                 70,442     16,694      21,280
                                               ---------  ---------   ---------

     Net cash provided by
     operating activities                         42,699     18,425      45,714
                                               ---------  ---------   ---------

     Investing activities:
       Investment in subsidiary                 (100,000)         -           -
       Loan disbursements                              -    (20,686)   (286,753)
       Loan repayments                            21,297    127,720     187,321
                                               ---------  ---------   ---------

     Net cash provided by (for)
        investing activities                     (78,703)   107,034     (99,432)
                                               ---------  ---------   ---------

     Financing activities:
       Purchase of treasury stock                 (6,000)   (66,900)   (147,451)
                                               ---------  ---------   ---------

     Net cash provided for
     financing activities                         (6,000)   (66,900)   (147,451)
                                               ---------  ---------   ---------

     Increase (decrease) in cash and
        cash equivalents                         (42,004)    58,559    (201,169)

     Cash and cash equivalents at
        beginning of year                        406,173    347,614     548,783
                                               ---------  ---------   ---------

     Cash and cash equivalents at
        end of year                            $ 364,169    406,173     347,614
                                               =========  =========   =========