Form 10QSB
period 2002-06-30
WEST TOWN BANCORP INC
filed 2002-08-02
CIK 926867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             ---------------------------

                                   FORM 10-QSB




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002


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


     As of August 2, 2002, the issuer had 205,397 shares of common stock issued and outstanding; see accompanying notes.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------


Part I.  FINANCIAL INFORMATION                                               PAGE
                                                                             ----

         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition
                  June 30, 2002 (unaudited) and March 31, 2002                   3

                  Consolidated Statements of Income, Three
                  Months Ended June 30, 2002 and 2001 (unaudited)                4

                  Consolidated Statements of Stockholders' Equity,
                  Three Months Ended June 30, 2002 (unaudited)                   5

                  Consolidated Statements of Cash Flows, Three
                  Months Ended June 30, 2002 and 2001 (unaudited)                6

                  Notes to Consolidated Financial Statements                   7-8

         Item 2.  Management's Discussion and Analysis or Plan of Operation   9-13



Part II. OTHER INFORMATION                                                      14

                  Signatures                                                    15

                  Index to Exhibits                                             16

                  Earnings per Share Analysis (Exhibit 11)                      17


                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                 Consolidated Statements of Financial Condition


                                                              June 30,     March 31,
                                                            -----------   ----------
                                                                2002          2002
                                                                ----          ----
Assets                                                      (unaudited)
------
Cash and amounts due from depository institutions         $   558,746         423,795
Interest-bearing deposits                                   5,946,589       9,841,394
                                                          -----------      ----------
   Total cash and cash equivalents                          6,505,335      10,265,189
Mortgage-backed securities, held to maturity
  (fair value:  June 30, 2002 - $23,123,700;
  March 31, 2002 - $22,631,400)                            22,803,173      22,534,020
Loans receivable (net of allowance for
   loan losses:  June 30, 2002 - $120,000;
   March 31, 2002 - $117,000)                              25,864,120      25,079,838
Stock in Federal Home Loan Bank of Chicago                    296,800         296,800
Other investments, available for sale, at fair value          280,000         279,200
Accrued interest receivable                                   263,526         240,327
Office properties and equipment - net                       1,475,570       1,489,939
Prepaid expenses and other assets                             391,576         836,309
                                                          -----------      ----------

   Total assets                                           $57,880,100      61,021,622
                                                          ===========      ==========



Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                   52,984,254      51,319,909
Advance payments by borrowers for taxes and insurance          83,302          47,275
Other liabilities                                             475,359       5,407,100
                                                          -----------      ----------
   Total liabilities                                       53,542,915      56,774,284
                                                          -----------      ----------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
   100,000 shares; none outstanding                              --              --
Common stock, $.01 par value; authorized
   400,000 shares; 233,038 shares issued and
   205,397 and 204,287 shares outstanding at
   June 30, 2002 and March 31, 2002                             2,330           2,319
Additional paid-in capital                                  2,017,942       2,004,931
Retained earnings, substantially restricted                 2,657,390       2,586,524
Accumulated other comprehensive income,
   net of income taxes                                         51,237          50,724
Treasury stock, at cost (27,641 shares at
   June 30, 2002 and March 31, 2002)                         (327,557)       (327,557)
Common stock acquired by Employee Stock Ownership Plan        (64,157)        (69,603)
                                                          -----------      ----------

   Total stockholders' equity                               4,337,185       4,247,338
                                                          -----------      ----------

   Total liabilities and stockholders' equity             $57,880,100      61,021,622
                                                          ===========      ==========



          See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                        Consolidated Statements of Income


                                                                Three Months Ended
                                                                     June 30,
                                                              ----------------------
                                                                2002          2001
                                                                ----          ----
                                                                    (unaudited)
Interest income:
  Loans                                                       $419,847       589,548
  Mortgage-backed securities                                   312,206       155,254
  Investment securities                                          2,750         2,750
  Interest-bearing deposits                                     48,085        90,207
  Dividends on FHLB stock                                        3,700         4,291
                                                              --------       -------
     Total interest income                                     786,588       842,050
                                                              --------       -------

Interest expense:
  Deposits                                                     424,531       600,056
                                                              --------       -------

     Net interest income before provision for loan losses      362,057       241,994
Provision for loan losses                                        3,000         9,000
                                                              --------       -------
     Net interest income after provision for loan losses       359,057       232,994
                                                              --------       -------

Non-interest income:
  Loan fees and service charges                                  2,941         3,260
  Rental income                                                  3,980         3,032
  Deposit related fees and other income                         31,739        24,343
                                                              --------       -------
     Total non-interest income                                  38,660        30,635
                                                              --------       -------

Non-interest expense:
  Staffing costs                                               131,899       123,512
  Advertising                                                    4,780         5,077
  Occupancy and equipment expenses                              56,691        55,909
  Data processing                                               17,511        16,877
  Federal deposit insurance premiums                             2,185         1,993
  Legal, audit, and examination services                        23,123        20,308
  Other                                                         45,218        34,303
                                                              --------       -------
     Total non-interest expense                                281,407       257,979
                                                              --------       -------

Income before income taxes                                     116,310         5,650

Provision for income taxes                                      45,444         1,204
                                                              --------       -------

     Net income                                               $ 70,866         4,446
                                                              ========       =======


Earnings per share - basic                                      $  .36           .02
                                                                   ---           ---

Earnings per share - diluted                                    $  .35           .02
                                                                   ---           ---

Dividends declared per common share                             $   -             -
                                                                   ---           ---


          See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                        Three Months Ended June 30, 2002
                                ----------------

                                   (Unaudited)

                                                                    Accumulated                Common
                                           Additional                 Other                    Stock
                                   Common   Paid-in     Retained   Comprehensive   Treasury   Acquired
                                   Stock    Capital     Earnings      Income         Stock     by ESOP     Total
                                   ------  ----------  ----------  -------------  ---------   --------   ---------
Balance at March 31, 2002         $2,319    2,004,931  2,586,524      50,724      (327,557)   (69,603)   4,247,338
Comprehensive income:
Net income                                                70,866                                            70,866
  Other comprehensive income,
    net of tax:
   Unrealized holding gain
     during the period                                                   513                                   513
                                                       ---------      ------                             ---------
Total comprehensive income                                70,866         513                                71,379
                                                       ---------      ------                             ---------
Exercise of 1,110 stock options        11      11,089                                                       11,100
Tax benefits from
  stock-related compensation                      832                                                          832
Contribution to fund ESOP loan                  1,090                                           5,446        6,536
                                    -----   ---------  ---------      ------      --------    -------    ---------
Balance at June 30, 2002           $2,330   2,017,942  2,657,390      51,237      (327,557)   (64,157)   4,337,185
                                   ======   =========  =========      ======      ========    =======    =========


          See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                      Consolidated Statements of Cash Flows

                                                              Three Months Ended
                                                                   June 30,
                                                          --------------------------
                                                              2002           2001
                                                          ------------   -----------
                                                                   (unaudited)
Cash flows from operating activities:

  Net income                                              $     70,866         4,446
    Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation                                              23,044        22,474
      Amortization of cost of stock benefit plans                6,536         5,894
      Provision for loan losses                                  3,000         9,000
      Decrease in deferred income                               (2,809)       (3,715)
      Change in current and deferred income tax                 44,529        33,983
      (Increase) decrease in accrued interest receivable       (23,199)        1,771
      Increase in accrued interest payable                      14,952         9,868
      Change in prepaid and accrued items, net                 454,056       236,170
                                                          ------------   -----------

Net cash provided by operating activities                      590,975       319,891
                                                          ------------   -----------

Cash flows from investing activities:

      Purchase of mortgage-backed securities               (10,000,000)   (2,859,499)
      Proceeds from repayments of mortgage-backed
        securities                                           4,730,847     1,515,954
      Purchase of Federal Home Loan Bank stock                    -          (80,100)
      Disbursements for loans originated or purchased       (2,531,552)   (5,381,130)
      Loan repayments                                        1,747,079     5,330,344
      Property and equipment expenditures                       (8,675)         -
                                                          ------------   -----------

Net cash provided for investing activities                  (6,062,301)   (1,474,431)
                                                          ------------   -----------

Cash flows from financing activities:

      Deposit account receipts                              18,528,550    13,196,379
      Deposit account withdrawals                          (17,273,831)  (11,531,678)
      Interest credited to deposit accounts                    409,626       590,597
      Increase in advance payments by borrowers
        for taxes and insurance                                 36,027        39,996
      Proceeds from exercise of stock options                   11,100          -
                                                          ------------   -----------

Net cash provided by financing activities                    1,711,472     2,295,294
                                                          ------------   -----------

Increase (decrease) in cash and cash equivalents            (3,759,854)    1,140,754

Cash and cash equivalents at beginning of period            10,265,189     7,135,221
                                                          ------------   -----------

Cash and cash equivalents at end of period                $  6,505,335     8,275,975
                                                          ============   ===========


Cash paid during the period for:

      Interest                                            $    409,579       590,188
      Income taxes                                                 915          -
                                                          ============   ===========

          See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note A - Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month period ended June 30, 2002, are not necessarily indicative of the results which may be expected for the entire year.

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

Note C - Earnings Per Share
         ------------------

         Earnings per share for the three month periods ended June 30, 2002 and 2001 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Term Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as well as the accounting and reporting of the Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability-weighted and "primary-asset" approach to estimate cash flows in testing for impairment of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. As such, the Company adopted the provisions of SFAS No. 144 on April 1, 2002. The Company does not believe these provisions had a material impact on its consolidated financial statements.

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

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES

                      Management's Discussions and Analysis
                of Financial Condition and Results of Operations

Financial Condition
-------------------

     The assets of West Town Bancorp, Inc. (the "Company") decreased approximately $3.1 million, or 5.15%, for the three month period ended June 30, 2002. This decrease was primarily the result of the funding of mortgage-backed securities settlements due of $5.0 million partially offset by new deposits totaling approximately $1.7 million. These deposits funded loan originations and purchases as well as purchases of mortgage-backed securities.

     Net loans receivable increased $784,000 for the three months ended June 30, 2002. During that period, the Bank originated or purchased approximately $2.5 million in loans which exceeded repayments of $1.7 million during the same period. Mortgage-backed securities increased $269,000 for the three months ended June 30, 2002 as the Bank purchased $5.0 million in new securities which exceeded repayments of $4.7 million.

     The Bank experienced an increase in savings deposits for the three month period of approximately $1.7 million, or 3.24%. This increase was primarily the result of deposits generated by the branch office.

     Stockholders' equity increased approximately $90,000, or 2.12%, for the three month period ended June 30, 2002. This increase was primarily the result of the net income for the three months of $71,000, as well as the exercise of stock options totaling approximately $11,000. As of June 30, 2002, the book value per common share outstanding was $21.12.

Analysis of Operations
----------------------

     Net income of $71,000 was recognized for the three months ended June 30, 2002 as compared to net income of $4,000 for the same period in 2001. This $67,000 increase in net income was due primarily to an increase in average interest-earning assets which resulted in an increase in net interest income of $120,000, partially offset by increases in operating expenses of $23,000 and income taxes of $44,000.

     Interest income decreased by $55,000 for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. This was the result of a decrease in the average yield on average interest earning assets partially offset by an increase in the average balance of interest-earning assets. The average balance of those assets increased to approximately $54.4 million from $47.6 million for the three months ended June 30, 2002 and 2001, respectively. The average yield on average interest-earning assets decreased from 7.08% for the three months ended June 30, 2001 to 5.78% for the three months ended
June 30, 2002.

     Interest expense decreased to $425,000 from $600,000 for the three months ended June 30, 2002 compared to the same period in 2001. This decrease was attributable to a decrease in the average rate paid on liabilities partially offset by an increase in the average balance of interest-bearing liabilities. The average balance increased approximately $6.2 million for the three months ended June 30, 2002 as compared to the average balance at June 30, 2001. The average rate on average interest-bearing liabilities decreased from 5.18% for the three months ended June 30, 2001 to 3.23% for the three months ended
June 30, 2002.

----------------------------------

     The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $3,000 and $9,000 were made for the three month periods ended June 30, 2002 and 2001 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

     Non-interest income increased $8,000 for the three months ended June 30, 2002 as compared to the same period in 2001. This was the result of increased checking account fees and ATM fees.

     Non-interest expense increased to $281,000 from $258,000 for the three months ended June 30, 2002 from the three months ended June 30, 2001. The increase was attributable to increases in compensation, legal fees, and other operating expenses.

     The provision for income taxes increased $44,000 for the three months ended June 30, 2002 as compared to the same period in 2001. This increase is the direct result of the increase in pre-tax income of $111,000 between the comparable periods.

     On June 30, 2000, the Bank, through its wholly owned subsidiary, West Town Insurance Agency, purchased 2,500 shares of 23.7% of the issued and outstanding stock of Commercial Loan Corporation ("CLC") at a purchase price of $125,000. CLC, which is owned by Chicagoland financial institutions, processes, underwrites, documents and services commercial loans for financial institution investors. The services performed by CLC include monitoring post closing performance of the loan, preparation of loan summaries, ongoing analysis of the performance of the loan and the borrower including review of financial and operating statements of the borrower and collection and remittance of all loan payments. CLC entered into a master loan participation agreement with each of its shareholders or their affiliates, whereunder the investors would purchase participations in pools offered by CLC. As of June 30, 2002, CLC had originated 206 loans aggregating $104.8 million (includes $25.1 million of unfunded commitments), which were funded through 176 pools. The rates paid on the pools to the investors, including the Bank, ranged from 3.75% to 9.50% and consisted of both fixed and variable rates. As of June 30, 2002 the Bank had purchased an interest in the pools aggregating approximately $7.1 million.

                        Liquidity and Capital Resources

                                ---------------

At June 30, 2002, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 10.68% and a short-term liquid asset ratio of 24.28%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At June 30, 2002, the Bank had outstanding commitments to fund loans totaling $530,000.

The Bank was in compliance with regulatory capital requirements at June 30, 2002. Capital requirements, ratios, and balances are as follows:

                                                                         To Be Well-
                                                                      Capitalized Under
                                                 For Capital          Prompt Corrective
                             Actual           Adequacy Purposes       Action Provisions
                    ---------------------   ---------------------   ---------------------
                       Amount    Ratio/1/     Amount     Ratio/1/     Amount     Ratio/1/
                    -----------  --------   -----------  --------   -----------  --------
     June 30, 2002
     -------------

     Risk-based     $ 3,756,243   14.35%    $ 2,094,620    8.00%    $ 2,618,275   10.00%
     Core             3,636,243    6.20       1,760,266    3.00       2,933,777    5.00

---------------
     /1/ Core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

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

                                                  June 30,          March 31,
                                                    2002              2002
                                                 ---------         ----------

Non-accruing loans:
 One-to-four family ............................. $ 113,263         $    -
 Multi-family ...................................      -                 -
 Commercial real estate. ........................      -                 -
 Land and construction ..........................      -                 -
                                                  ---------         ---------
   Total non-performing loans ...................   113,263              -
                                                  ---------         ---------

 Real estate owned ..............................      -                 -
                                                  ---------         ---------

Total non-performing assets ..................... $ 113,263         $    -
                                                  =========         =========

Total as a percentage of total assets ...........       .20%               - %
                                                        ===               ===


In addition to the non-performing assets set forth in the table above, as of June 30, 2002, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

  Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995
                                ----------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Form 10-QSB that a number of important factors could cause the Company's actual results in 2002/2003 and beyond to differ materially from those expressed in any such forward-looking statements. These factors include, without limitation, the general economic and business conditions affecting the Company's customers; changes in interest rates; the adequacy of the Bank's allowance for loan losses; competition from, among others, commercial banks, savings and loan associations, mutual funds, money market funds, finance companies, credit unions, mortgage companies, and the United States Government; limited partnership activities; federal and state legislation, regulation and supervision of the Bank and its subsidiaries; the risk of defaults on loans; and contractual, statutory and regulatory restrictions on the Bank's ability to pay dividends to the Company.

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

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

DATE:  August 2, 2002



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