Form 10QSB
period 2002-09-30
WEST TOWN BANCORP INC
filed 2002-11-07
CIK 926867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             -----------------------

                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002


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


         As of November 4, 2002, the issuer had 205,397 shares of common stock issued and outstanding; see accompanying notes.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

Part I.  FINANCIAL INFORMATION                                                       PAGE
                                                                                     ----
         Item 1. Financial Statements
                   Consolidated Statements of Financial Condition
                   September 30, 2002 (unaudited) and March 31, 2002                    3

                   Consolidated Statements of Income, Three and
                   Six Months Ended September 30, 2002 and 2001 (unaudited)             4

                   Consolidated Statements of Stockholders' Equity,
                   Six Months Ended September 30, 2002 (unaudited)                      5

                   Consolidated Statements of Cash Flows,
                   Six Months Ended September 30, 2002 and 2001 (unaudited)             6

                   Notes to Financial Statements                                        7-8

         Item 2. Management's Discussion and Analysis or Plan of Operation              9-13


Part II. OTHER INFORMATION                                                              14

         Signatures                                                                     15

         Chief Executive Officer Certification                                          16

         Chief Financial Officer Certification                                          17

         Index to Exhibits                                                              18

         Earnings Per Share Analysis (Exhibit 11)                                       19

         Chief Executive Officer Section 906 Certification (Exhibit 99.1)               20

         Chief Financial Officer Section 906 Certification (Exhibit 99.2)               21


                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                 Consolidated Statements of Financial Condition

                                                           September 30,    March 31,
                                                                2002          2002
                                                                ----          ----
Assets                                                      (unaudited)
------
Cash and amounts due from depository institutions         $    559,796       423,795
Interest-bearing deposits                                   13,316,743     9,841,394
                                                            ----------    ----------
   Total cash and cash equivalents                          13,876,539    10,265,189
Mortgage-backed securities, held to maturity
  (fair value:  September 30, 2002 - $21,656,100;
  March 31, 2002 - $22,631,400)                             21,523,161    22,534,020
Loans receivable (net of allowance for
  loan losses:  September 30, 2002 - $128,000;
  March 31, 2002 - $117,000)                                22,634,219    25,079,838
Stock in Federal Home Loan Bank of Chicago                     304,100       296,800
Other investments, available for sale, at fair value           253,000       279,200
Accrued interest receivable                                    232,988       240,327
Office properties and equipment - net                        1,452,671     1,489,939
Prepaid expenses and other assets                            1,093,506       836,309
                                                            ----------    ----------
   Total assets                                             61,370,184    61,021,622
                                                            ==========    ==========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------
Deposits                                                    53,635,094    51,319,909
Advance payments by borrowers for taxes and insurance          100,331        47,275
Other liabilities                                            3,231,597     5,407,100
                                                            ----------    ----------
   Total liabilities                                        56,967,022    56,774,284
                                                            ----------    ----------

Stockholders' Equity
--------------------
Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                                --             --
Common stock, $.01 par value; authorized
  400,000 shares; 233,038 shares issued and
  205,397 and 204,287 shares outstanding at
  September 30, 2002 and March 31, 2002                          2,330         2,319
Additional paid-in capital                                   2,017,942     2,004,931
Retained earnings, substantially restricted                  2,735,070     2,586,524
Accumulated other comprehensive income,
  net of income taxes                                           33,945        50,724
Treasury stock, at cost (27,641 shares at
  September 30, 2002 and March 31, 2002)                      (327,557)     (327,557)
Common stock acquired by Employee Stock Ownership Plan         (58,568)      (69,603)
                                                            ----------    ----------

   Total stockholders' equity                                4,403,162     4,247,338
                                                            ----------    ----------

   Total liabilities and stockholders' equity              $61,370,184    61,021,622
                                                           ===========    ==========



          See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                        Consolidated Statements of Income

                                         Three Months Ended       Six Months Ended
                                            September 30,          September 30,
                                         ------------------     ---------------------
                                         2002         2001        2002        2001
                                         ----         ----        ----        ----
                                            (unaudited)           (unaudited)
Interest income:
  Loans                                $ 411,957     571,092      831,804   1,160,640
  Mortgage-backed securities             312,384     171,514      624,590     326,768
  Investment securities                    2,750       2,750        5,500       5,500
  Interest-bearing deposits               39,670      82,757       87,755     172,964
  Dividends on FHLB stock                  3,786       4,396        7,486       8,687
                                         -------     -------    ---------   ---------
    Total interest income                770,547     832,509    1,557,135   1,674,559
                                         -------     -------    ---------   ---------

Interest expense:
  Deposits                               393,398     596,401      817,929   1,196,457
                                         -------     -------    ---------   ---------

     Net interest income before
       provision for loan losses         377,149     236,108      739,206     478,102
Provision for loan losses                  8,000       3,000       11,000      12,000
                                         -------     -------    ---------   ---------
     Net interest income after
       provision for loan losses         369,149     233,108      728,206     466,102
                                         -------     -------    ---------   ---------

Non-interest income:
  Loan fees and service charges            6,604       3,057        9,545       6,317
  Rental income                            3,685       3,705        7,665       6,737
  Deposit related fees and other income   48,370      29,015       80,109      53,358
                                         -------     -------    ---------   ---------
     Total non-interest income            58,659      35,777       97,319      66,412
                                         -------     -------    ---------   ---------

Non-interest expense:
  Staffing costs                         140,489     136,767      272,388     260,279
  Advertising                              4,918       5,853        9,698      10,930
  Occupancy and equipment expense         56,771      55,595      113,462     111,504
  Data processing                         17,493      16,035       35,004      32,912
  Federal deposit insurance premiums       2,185       2,111        4,370       4,104
  Legal, audit and examination services   33,506      19,148       56,629      39,456
  Other                                   40,046      28,962       85,264      63,265
                                         -------     -------    ---------   ---------
     Total non-interest expense          295,408     264,471      576,815     522,450
                                         -------     -------    ---------   ---------

Income before income taxes               132,400       4,414      248,710      10,064

Provision for income taxes                54,720         930      100,164       2,134
                                         -------     -------    ---------   ---------

     Net income                        $  77,680       3,484      148,546       7,930
                                         =======     =======    =========   =========

Earnings per share - basic             $     .39         .02          .75         .04
                                             ---         ---          ---         ---

Earnings per share - diluted           $     .39         .02          .74         .04
                                             ---         ---          ---         ---

Dividends declared per common share    $      -           -            -           -
                                             ---         ---          ---         ---

          See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------


           Consolidated Statements of Changes in Stockholders' Equity

                       Six Months Ended September 30, 2002
                                  -------------------

                                   (Unaudited)

                                                                  Accumulated              Common
                                         Additional                  Other                  Stock
                                 Common   Paid-In    Retained    Comprehensive  Treasury  Acquired
                                 Stock    Capital    Earnings       Income       Stock     by ESOP    Total
                                 ------  ----------  --------    -------------  --------  --------   ---------

Balance at March 31, 2002        $2,319  2,004,931   2,586,524       50,724     (327,557)  (69,603)  4,247,338

Comprehensive income:
Net income                                             148,546                                         148,546
  Other comprehensive income,
    net of tax:
  Unrealized holding loss
    during the period                                               (16,779)                           (16,779)
                                                     ---------      -------                          ---------
Total comprehensive income                             148,546      (16,779)                           131,767
                                                     ---------      -------                          ---------
Exercise of 1,110 stock options      11     11,089                                                      11,100

Tax benefits from
  stock-related compensation                   832                                                         832

Contribution to fund ESOP loan               1,090                                          11,035      12,125
                                 ------  ---------   ---------      -------     --------   -------   ---------
Balance at September 30, 2002    $2,330  2,017,942   2,735,070       33,945     (327,557)  (58,568)  4,403,162
                                 ======  =========   =========      =======     ========   =======   =========

          See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                      Consolidated Statements of Cash Flows

                                                                Six Months Ended
                                                                 September 30,
                                                           --------------------------
                                                                 2002          2001
                                                                 ----          ----
                                                                    (unaudited)
Cash flows from operating activities:

  Net income                                               $    148,546         7,930
   Adjustments to reconcile net income to net cash
    from operating activities:
     Depreciation                                                45,943        45,360
     Amortization of cost of stock benefit plans                 12,125        10,909
     Provision for loan losses                                   11,000        12,000
     Decrease in deferred income                                 (8,036)       (9,893)
     Federal Home Loan Bank stock dividend                       (7,300)       (4,200)
     Change in current and deferred income tax                   74,749        34,913
     (Increase) decrease in accrued interest receivable           7,339       (30,298)
     Increase in accrued interest payable                        19,940        55,391
     Change in prepaid and accrued items, net                  (209,851)      913,409
                                                           ------------   -----------

Net cash provided by operating activities                        94,455     1,035,521
                                                           ------------   -----------

Cash flows from investing activities:
     Purchase of mortgage-backed securities                 (14,885,878)   (8,859,499)
     Proceeds from repayments of mortgage-backed
       securities                                            13,589,452     2,826,712
     Purchase of Federal Home Loan Bank stock                      -          (80,100)
     Disbursements for loans originated or purchased         (4,157,417)   (7,759,297)
     Loan repayments                                          6,600,072     8,194,378
     Property and equipment expenditures                         (8,675)       (4,946)
                                                           ------------   -----------

Net cash provided by (for) investing activities               1,137,554    (5,682,752)
                                                           ------------   -----------

Cash flows from financing activities:
     Deposit account receipts                                36,003,537    26,555,516
     Deposit account withdrawals                            (34,487,085)  (22,296,893)
     Interest credited to deposit accounts                      798,733     1,141,001
     Increase in advance payments by borrowers
       for taxes and insurance                                   53,056        61,740
     Proceeds from exercise of stock options                     11,100          -
     Purchase of treasury stock                                    -           (6,000)
                                                           ------------   -----------

Net cash provided by financing activities                     2,379,341     5,455,364
                                                           ------------   -----------

Increase in cash and cash equivalents                         3,611,350       808,133

Cash and cash equivalents at beginning of period             10,265,189     7,135,221
                                                           ------------   -----------

Cash and cash equivalents at end of period                 $ 13,876,539     7,943,354
                                                           ============   ===========

Cash paid during the period for:
    Interest                                               $    797,989     1,141,066
    Income taxes                                                 25,415          -
                                                           ============   ===========

See accompanying notes to consolidated financial statements.

                             WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note A -  Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for fair presentation of financial condition, results of operations and changes in financial position in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (which are normal and recurring in nature) necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six month periods ended September 30, 2002, are not necessarily indicative of the results which may be expected for the entire year.

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

Note C -  Earnings Per Share

          Earnings per share for the three and six month periods ended September 30, 2002 and 2001 was determined by dividing net income for the period by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

Note D -  Industry Segments

          The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to banking operations.

Note E -  Effect of New Accounting Standards

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

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Term Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as well as the accounting and reporting of the Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability-weighted and "primary-asset" approach to estimate cash flows in testing for impairment of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. As such, the Company adopted the provisions of SFAS No. 144 on April 1, 2002. The Company does not believe these provisions had a material impact on its consolidated financial statements.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

                            WEST TOWN BANCORP, INC.
                                AND SUBSIDIARIES

                     Management's Discussions and Analysis
                of Financial Condition and Results of Operations

Financial Condition

     The assets of West Town Bancorp, Inc. (the "Company") increased approximately $350,000, or .57%, for the six month period ended September 30, 2002. This increase was primarily the result of new deposits totaling approximately $2.3 million partially offset by the funding of mortgage-backed securities settlements due. These deposits funded loan originations and purchases as well as purchases of mortgage-backed securities.

     Net loans receivable decreased approximately $2.4 million, or 9.75% for the six months ended September 30, 2002. During that period, the Bank originated or purchased approximately $4.2 million in loans which were exceeded by repayments of $6.6 million during the same period. Mortgage-backed securities decreased $1.0 million, or 4.49%, for the six months ended September 30, 2002 as the Bank purchased $12.6 million in new securities which were exceeded by repayments of $13.6 million.

     The Bank experienced an increase in savings deposits for the six month period of approximately $2.3 million, or 4.51%. This increase was primarily the result of deposits generated by the branch office.

     Stockholders' equity increased approximately $156,000, or 3.67%, for the six month period ended September 30, 2002. This increase was primarily the result of the net income for the six months of $149,000, as well as the exercise of stock options totaling approximately $11,000. As of September 30, 2002, the book value per common share outstanding was $21.44.

Analysis of Operations

     Net income of $78,000 was recognized for the three months ended September 30, 2002 as compared to net income of $4,000 for the same period in 2001. This $74,000 increase in net income was due primarily to an increase in average interest-earning assets which resulted in an increase in net interest income of $141,000, and an increase in deposit related fees of $19,000, partially offset by an increase in operating expenses of $31,000, and income taxes of $54,000. The Company's net income for the six months ended September 30, 2002 was $149,000 compared to net income of $8,000 for the six months ended September 30, 2001. This $141,000 increase in net income was due primarily to increases in net interest income of $261,000 and fee income of $30,000, partially offset by increases in compensation related expenses of $12,000, legal fees of $17,000, other operating expenses of $22,000 and income taxes of $98,000.

     Interest income decreased by $62,000 and $117,000 for the three and six month periods ended September 30, 2002, respectively, as compared to the three and six month periods ended September 30, 2001. This was the result of a decrease in the average yield earned on interest-earning assets, partially offset by an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased from approximately $49.7 million to $54.9 million for the three months ended September 30, 2001 and 2002, respectively, and from $48.6 million to $54.7 million for the six months ended September 30, 2001 and 2002, respectively. The average yield on interest-earning assets decreased from 6.71% and 6.89% for the three and six months ended September 30, 2001 to 5.62% and 5.70% for the three and six months ended September 30, 2002.

     Interest expense decreased from $596,000 to $393,000 from the three months ended September 30, 2001 compared to the same period in 2002. For the six months ended September 30, 2001 interest expense was $1,196,000 as compared to $818,000 for the same six months in 2002. These decreases were attributable to decreases in the average rate paid on interest-bearing liabilities, partially offset by increases in the average balances of interest-bearing liabilities. The average balances increased approximately $4.2 million and $5.2 million for the three and six months ended September 30, 2002 as compared to the average balances at September 30, 2001, respectively. The average rate paid on interest-bearing liabilities decreased from 4.88% and 5.02% for the three and six months ended September 30, 2001 to 2.96% and 3.10% for the three and six months ended September 30, 2002.

     The Bank calculates any allowance for loan losses based upon its ongoing evaluation of pertinent factors underlying the types and quality of its loans, including the risk inherent in its loan portfolio, and other factors such as the current regulatory and economic environment. Based upon this evaluation, loan loss provisions are recorded. Provisions of $8,000 and $3,000 were made for the three month periods ended September 30, 2002 and 2001 respectively, and provisions of $11,000 and $12,000 were made for the six month periods ended September 30, 2002 and 2001 respectively. Management believes that additions to its provision for loan losses have been appropriate, given the risks inherent in its loan portfolio, and the current regulatory and economic environment. Although the Bank believes its allowance for loan losses is at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts.

     Non-interest income increased by $23,000 for the three months ended September 30, 2002 as compared to the same period in 2001. Non-interest income increased by $31,000 for the six months ended September 30, 2002 as compared to the same period in 2001. These increases were primarily attributable to increased checking account fees and ATM fees.

     Non-interest expense increased from $264,000 to $295,000 from the three months ended September 30, 2001 to the three months ended September 30, 2002. Non-interest expense increased from $522,000 to $577,000 from the six months ended September 30, 2001 to the six months ended September 30, 2002. The six month period increase was attributable to increases in compensation, legal fees, and other operating expenses.

     The provision for income taxes increased $54,000 and $98,000 for the three and six months ended September 30, 2002, respectively, as compared to the same periods in 2001. These increases were attributable to increases in pre-tax income in the 2002 periods as compared to the 2001 periods.

On June 30, 2000, the Bank, through its wholly owned subsidiary, West Town Insurance Agency, purchased 2,500 shares of 23.7% of the issued and outstanding stock of Commercial Loan Corporation ("CLC") at a purchase price of $125,000. CLC, which is owned by Chicagoland financial institutions, processes, underwrites, documents and services commercial loans for financial institution investors. The services performed by CLC include monitoring post closing performance of the loan, preparation of loan summaries, ongoing analysis of the performance of the loan and the borrower including review of financial and operating statements of the borrower and collection and remittance of all loan payments. CLC entered into a master loan participation agreement with each of its shareholders or their affiliates, whereunder the investors would purchase participations in pools offered by CLC. As of September 30, 2002, CLC had originated 233 loans aggregating $114.1 million (includes $22.4 million of unfunded commitments), which were funded through 176 pools. The rates paid on the pools to the investors, including the Bank, ranged from 3.75% to 9.50% and consisted of both fixed and variable rates. As of September 30, 2002 the Bank had purchased an interest in the pools aggregating approximately $7.0 million.

                         Liquidity and Capital Resources

At September 30, 2002, the Bank continued to comply with its liquidity requirements, with an overall liquid asset ratio of 23.21% and a short-term liquid asset ratio of 24.53%. Management's objectives and strategies for the Bank have consistently maintained liquidity levels in excess of regulatory requirements. It is management's intent to continue its efforts to deploy excess liquidity into mortgage loans and mortgage-backed securities; however, the success of lending efforts is dependent upon the availability of favorable loan opportunities and the competition therefor. At September 30, 2002, the Bank had no outstanding commitments to fund loans, and no outstanding commitments to purchase mortgage-backed securities.

The Bank was in compliance with regulatory capital requirements at September 30, 2002. Capital requirements, ratios, and balances are as follows:

                                                                            To Be Well-
                                                                         Capitalized Under
                                                    For Capital          Prompt Corrective
                              Actual             Adequacy Purposes       Action Provisions
                      ---------------------   ----------------------- ----------------------
                         Amount    Ratio/1/      Amount     Ratio/1/     Amount     Ratio/1/
September 30, 2002

Risk-based            $ 3,859,123    14.68%   $ 2,102,441    8.00%    $ 2,628,051    10.00%
Core                    3,731,123     6.01      1,862,336    3.00       3,103,893     5.00

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

                                                  September 30,        March 31,
                                                      2002               2002
                                                  -------------       ----------

Non-accruing loans:
 One-to-four family.......................          $ 12,546           $   -
 Multi-family.............................              -                  -
 Commercial real estate...................              -                  -
 Land and construction....................              -                  -
                                                    --------           --------
   Total non-performing loans.............            12,546               -
                                                    --------           --------
 Real estate owned........................              -                  -
                                                    --------           --------
Total non-performing assets...............          $ 12,546           $   -
                                                    ========           ========
Total as a percentage of total assets.....              .02%               - %
                                                    ========           ========


In addition to the non-performing assets set forth in the table above, as of September 30, 2002, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the secured properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

          Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          (a) The Annual Meeting of Stockholders (the "Meeting") of West Town Bancorp, Inc. was held July 10, 2002 at 1:00 PM at the Company's offices located at 4852 West 30th Street, Cicero, Illinois.

          (b) Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities and Exchange Act; there was no solicitation in opposition and all nominees were elected.

          (c)  The following are the results of each matter voted upon at the
               Meeting:


               (i)  The election of Directors:

                                                For      Withheld
                                                ---      --------
                    James J. Kemp, Jr.        192,947     5,000
                    Charles J. Sourek, Jr.    192,947     5,000

               (ii) The ratification of the appointment of Cobitz, VandenBerg &
                    Fennessy as auditors for the Company for the fiscal year ended March 31, 2003:

                    Votes For:                126,332
                                              -------
                    Votes Against:                  0
                                              -------
                    Abstentions:               71,615
                                              -------

Item 5.   OTHER INFORMATION
          -----------------

          Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Computation of earnings per share (Exhibit 11 filed herewith)

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WEST TOWN BANCORP, INC.
                                            ------------------------------------
                                                  Registrant

DATE: November 4, 2002


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

                             WEST TOWN BANCORP, INC.

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Dennis B. Kosobucki, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of West Town Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including this consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is begin prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002                By: /s/ Dennis B. Kosobucki
                                          --------------------------------
                                          Dennis B. Kosobucki
                                          President and Chief Executive Officer

                             WEST TOWN BANCORP, INC.

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Jeffrey P. Kosobucki, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of West Town Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including this consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is begin prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002            By: /s/ Jeffrey P. Kosobucki
                                      ------------------------------------------
                                      Jeffrey P. Kosobucki
                                      Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.                                                                 PAGE
-----------                                                                 ----

   11        Statement regarding Computation of Earnings Per Share            19

   99-1      Chief Executive Officer Section 906 Certification                20

   99-2      Chief Financial Officer Section 906 Certification                21